Form 10-Q
period 1993-12-31
INTERSTATE JOHNSON LANE INC
filed 1994-02-14
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                           FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended December 31, 1993

                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

            Commission file number 1-8952

                  INTERSTATE/JOHNSON LANE, INC.
       (Exact name of Registrant as specified in its charter)

                           Delaware
     (State or other jurisdiction of incorporation or organization)

                          56-1470946
             (I.R.S. Employer Identification No.)

   Interstate Tower, P.O. Box 1012, Charlotte, North Carolina 28201-1012
         (Address of principal executive offices, zip code)

                       (704) 379-9000
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was requried to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                    Outstanding at January 31, 1994
(Common stock, $.20 par value)                          6,631,266

            INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES

                            Index

                                                                  Page Number

Part I. Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Statements of
             Financial Condition--December 31, 1993 and
             September 30, 1993                                         3

             Condensed Consolidated Statements of
             Operations--Three Months Ended
             December 31, 1993 and 1992                                 4

             Condensed Consolidated Statements of
             Cash Flows--Three Months Ended
             December 31, 1993 and 1992                                 5

             Notes to Condensed Consolidated Financial
             Statements                                                 6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10


Part II.Other Information

     Item 1. Legal Proceedings                                          13

     Item 6. Exhibits and Reports on Form 8-K                           13

           INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                   (All dollars in thousands)

                                                  December 31,    September 30,
                                                      1993             1993

Assets
Cash and short-term investments                     $11,271         $20,393
Cash and securities segregated for
   regulatory purposes                              129,246         117,666
Receivables under securities repurchase agreements  191,876         254,686
Receivables:
  Customers                                         157,367         155,582
  Brokers, dealers and clearing agencies             29,130          17,244
  Other                                               6,253           5,447
Securities owned, at market                          76,478          58,755
Land, buildings, and improvements, net               12,860          13,285
Office facilities and equipment, net                  5,454           5,568
Goodwill and intangible assets                       14,738          14,889
Other assets                                         13,951          10,895
                                                   $648,624        $674,410

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                    $15,276         $13,273
  Bank loans                                                          2,288
  Financing repurchase agreements                    21,482
Payables under securities repurchase agreements     175,444         241,205
Payables:
  Customers                                         271,849         248,266
  Brokers and dealers                                 8,134          15,115
  Income taxes                                        2,552           3,952
  Other                                               9,026           8,928
Accrued compensation and benefits                     9,454          15,887
Securities sold but not yet purchased, at market     20,578          16,744
Notes payable                                         8,797           9,308
Other liabilities and accrued expenses               18,098          16,882
                                                    560,690         591,848
Minority interest                                       200             200
Subordinated debt                                    21,999          21,999
Shareholders' equity:
              Common stock                            1,377           1,377
              Additional paid-in-capital             31,263          31,532
              Retained earnings                      35,150          29,532
                                                     67,790          62,441
              Less:  treasury stock, at cost         (2,055)         (2,078)
                    Total shareholders' equity       65,735          60,363
                                                   $648,624        $674,410


     The accompanying notes are an integral part of the condensed consolidated financial statements.

           INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31,
                         (Unaudited)

                                                    (All dollars in thousands)

                                                         1993          1992
Revenues:
   Commissions and sales credits                        $31,094       $24,293
   Trading gains, net                                     2,132         2,514
   Investment banking and underwriting                    1,003         1,090
   Asset management and advisory                          1,346         1,140
   Interest                                               5,370         4,959
   Other                                                  1,769         1,503
Total revenues                                           42,714        35,499
   Interest expense                                       3,436         3,527
Net revenues                                             39,278        31,972
Expenses:
   Compensation and benefits                             23,670        18,970
   Occupancy                                              2,010         1,934
   Communications and data processing                     3,060         2,714
   Execution, clearance and depository                      968           729
   Promotion and development                              1,152           930
   Office supplies and postage                              843           762
   Other operating expenses                               3,326         2,421
Total expenses                                           35,029        28,460
Income before income taxes, extraordinary
 item and cumulative effect of a change
 in accounting principle                                  4,249         3,512
Income tax expense                                        1,690         1,445
Income before extraordinary item and
 cumulative effect of a change in
 accounting principle                                     2,559         2,067
  Extraordinary item:
   Reduction of income taxes arising
    from carryforward of prior years'
    operating losses                                                      967
   Cumulative effect of a change in
    accounting principle (Note 5)                         3,059
Net income                                               $5,618        $3,034
Primary earnings per share:
    Income before extraordinary item and
     cumulative effect of a change in
     accounting principle                                 $0.39         $0.31
    Extraordinary item                                                   0.14
    Cumulative effect of a change in
     accounting principle (Note 5)                         0.46
    Net income                                            $0.85         $0.45
Fully diluted earnings per share:
    Income before extraordinary item and
     cumulative effect of change in
     accounting principle                                 $0.36         $0.29
    Extraordinary item                                                   0.11
    Cumulative effect of a change in
     accounting principle (Note 5)                         0.38
    Net income                                            $0.74         $0.40
Weighted average shares:
    Primary                                           6,638,798     6,777,011
    Fully diluted                                     7,995,112     8,184,481


     The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the three months ended December 31,
                           (Unaudited)

                                                     (All dollars in thousands)

                                                           1993          1992

Cash flows from operating activities:
Net income                                                    $5,618    $3,034
Adjustments to reconcile net income to cash provided
 (used) by operating activities:
 Depreciation and amortization                                   774       841
 Provision for real estate charges                               850       250
 Other non-cash items                                            444       668
 Cash and  securities segregated for
  regulatory purposes                                        (11,581)   (4,505)
 Receivables under repurchase agreements, net                 (2,951)   (5,701)
 Net payables to customers                                    21,799     4,931
 Net receivables from brokers, dealers and clearing agencies (18,867)   (5,045)
 Other receivables                                              (805)    1,578
 Securities owned, net                                       (13,889)   15,576
 Other assets                                                 (3,094)   (1,417)
 Income taxes payable                                         (1,400)       97
 Accrued compensation and benefits                            (3,919)   (3,586)
 Other liabilities and accrued expenses                       (2,196)     (534)
                                                             (34,835)    3,153
          Cash (used) provided by operating activities       (29,217)    6,187

Cash flows from financing activities:
Proceeds from (repayment of ):
 Short-term bank borrowings                                     (285)   (6,457)
 Borrowings under financing repurchase agreements             21,482    (2,152)
 Notes payable                                                  (512)    1,183
Proceeds from issuance of common stock                            98       711
Purchase of treasury stock                                      (519)     (431)

          Cash provided (used) by financing activities        20,264    (7,146)

Cash flows from investing activities:
Capital expenditures                                            (169)     (327)
          Cash used by investing activities                     (169)     (327)

Net decrease in cash                                          (9,122)   (1,286)
Cash at beginning of period                                   20,393     9,104
Cash at end of period                                        $11,271    $7,818
Cash paid during the quarter for:
 Interest                                                     $2,972    $3,595
 Income taxes                                                 $3,168      $473
Non-cash financing activity:
 Cumulative effect of a change in accounting principle        $3,059
 Settlement of ESOP liability with treasury stock                         $325

       The accompanying notes are an integral part of the condensed consolidated financial statements.

          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1. Basis of Presentation:

The interim financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.


2. Net Capital Requirements:

As a registered broker-dealer and member of the New York Stock Exchange, Interstate/Johnson Lane Corporation ("IJL"), the principal operating subsidiary of the Company, is subject to the Securities and Exchange Commission's uniform net capital rule. IJL has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any transactions when its "net capital" is less than 2% of its "aggregate debit balances" arising from customer transactions, as these terms are defined in the rule. The Exchange may also impose business restrictions on a member firm if its net capital falls below 5% of its aggregate debit balances. IJL is also subject to the Commodity Futures Trading Commission minimum net capital requirement.

At December 31, 1993, IJL's net capital was 20.7% of its aggregate debit balances and approximately $32.2 million in excess of its minimum regulatory requirements.


3. Commitments and Contingencies:

Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                        Millions

  For the nine months ended September 30, 1994            $6.7

  For the fiscal year ended September 30,
                 1995                                      8.3
                 1996                                      6.0
                 1997                                      4.6
                 1998                                      4.0
                 Thereafter                                8.3
                                                         $37.9

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


3. Commitments and Contingencies, continued:

In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships.
At December 31, 1993, contingent liabilities under these obligations amounted to approximately $1.4 million in the aggregate.

Of a $20 million irrevocable letter of credit available, the amount outstanding at December 31, 1993 under this facility was $6.5 million.


4. Legal Proceedings:

IJL is a defendant, or otherwise has possible exposure, in various legal actions arising out of its activities as a broker-dealer, underwriter, or employer. Several of these actions, including some class actions, claim substantial or unspecified damages which could be material. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution and impact on operating results cannot reliably be determined, management is of the opinion, based upon its understanding of the facts and the advice of legal counsel, that resolution of these actions will not have a material adverse effect on the Company's consolidated financial condition.

IJL as managing underwriter for common stock offerings of Del-Val Financial Corporation, is a defendant in a consolidated class action seeking damages estimated to potentially exceed $40 million from all defendants. No opinion can be formed at this time concerning the outcome of this litigation.


5. Income Taxes:

Effective October 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 as of October 1, 1993 was to increase net income by approximately $3.1 million for the three months ended December 31, 1993.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred tax assets of $4,841,000 at December 31, 1993 were comprised of the following:

          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)



5. Income Taxes, continued:

    Deferred tax assets attributable to:
      Deferred compensation and other benefits
        not currently deductible                             $1,744
      Other accruals not currently deductible                 2,732
      Tax credits awaiting utilization                        2,007
      Other                                                      45
             Total deferred tax assets                        6,528

    Deferred tax liabilities attributable to:
      Carrying value of partnership investments               1,687
    Net deferred tax assets                                  $4,841


6. Financial Instruments with Off-Balance-Sheet Risk:

IJL's business activities involve the execution, settlement and financing of securities transactions generating accounts receivable, and thus may expose
IJL to financial risk in the event a customer or other counterparty is unable to fulfill its contractual obligations. For example, IJL may be required to liquidate a customer's margin loan collateral at prevailing market prices which may not totally satisfy his obligations. IJL controls this risk by revaluing collateral at current prices, monitoring compliance with applicable credit limits and industry regulations, and requiring the posting of additional collateral when appropriate.

Obligations arising from financial instruments sold short in connection with its normal trading activities expose IJL to off-balance-sheet risk in the event market prices increase, since it may be obligated to repurchase those positions at a greater price. IJL's short selling primarily involves debt securities, which are typically less volatile than equities or options.

Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At December 31, 1993, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $62.3 million and short market values of approximately $60.4 million and futures purchase and sale contracts with long market values of approximately $6 million and short values of $10.5 million.

            INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)



6. Financial Instruments with Off-Balance-Sheet Risk, continued:


IJL enters into repurchase agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which may be converted into cash at IJL's option. It is IJL's policy to take delivery of such underlying collateral in its custodial account. In addition, it monitors the market value of the collateral underlying each such receivable, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 93% of all receivables under securities repurchase agreements at December 31, 1993 were from three counterparties.

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Business Environment

The Company's principal activities -- securities brokerage for individual (retail) and institutional investors, market-making in equity and fixed-income securities, investment management and advisory services -- are highly competitive. Strategic alliances between investment firms and commercial banks, insurance companies, and other financial services entities have intensified this competition. Many of the Company's revenue sources are sensitive to marketplace trading volumes and to interest rate conditions, which can be volatile.

It is not yet clear how the economy and the investment community will ultimately react to recent federal legislation dealing with the budget deficit and to prospective proposals on health care and other important economic and social issues. The ultimate outcome of congressional hearings on payment for order flow and on disclosure requirements for institutions using "soft dollars" to pay for research services, the latter a significant source of the Company's profits, could also have a dampening effect on operating results.

During the past three years, the Company has undertaken a major commitment to build its retail sales force by recruiting and training individuals without securities industry experience. As a result, approximately 30% of the Company's retail account executives consist of individuals with less than three years' experience. While this condition may bode well for the future, any near-term slowdown in individual investor activity could severely impact the production output of a less seasoned sales force.

The Company's trading inventories include positions in taxable and non-taxable debt securities which have greater risks than positions in investment grade securities. While these positions are required to be valued at "market", there is a thinly traded market for such securities; quotes are generally available from a limited number of dealers, and may not represent firm bids or offers. The average inventory of these securities during the three months ended December 31, 1993, was $9.3 million. As of that same date, such holdings represented $12.5 million, or 16.4%, of all securities owned by the Company, with $3.8 million related to one issuer.


Liquidity and Capital Resources

Aggregate cash flows decreased by $9.1 million during the quarter. Operating activities and capital expenditures consumed $29.4 million of cash, net of $7.7 million provided by net income adjusted for depreciation and non-cash charges. As a result, financing sources were utilized to provide $20.3 million of cash.

           INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

The Company's permanent capital consists of its shareholders' equity and subordinated debt. Day-to-day financing requirements are primarily influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under repurchase agreements. Significant cash requirements could also occur in connection with payments under deferred compensation plans, repurchase of the Company's common stock and/or convertible debentures, payment of dividends, and litigation settlements arising from normal business operations.

At December 31, 1993, the Company had $115 million of unused call loan financing available. In addition, the Company maintains significant credit lines for repurchase agreements with other financial institutions and has financed its customer receivables with customer payables for many years. Management believes that these resources, together with the Company's permanent capital base and funds provided by operations, will satisfy normal financing needs for the foreseeable future. The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and has consistently operated well in excess of the minimum requirements. At
December 31, 1993, IJL had net capital of $35.6 million, "excess net capital" of approximately $32.2 million, and a net capital ratio of 20.7%.


Results of Operations

For the three months ended December 31, 1993, net revenues increased $7.3 million, or 23%, from the previous year, while expenses, other than interest, increased $6.6 million, or 23%. Operating income of $2.6 million was up $500,000 from the same period last year and was augmented by a $3.1 million credit from the cumulative effect of a change in accounting principle, pushing net income up to $5.6 million, or $.85 per share.

Overall, commissions and sales credits increased by about $6.8 million, or 28% from the same three-month period of a year ago. This increase represented gains of 45.2% and 18.8% for the institutional and retail sectors, respectively. Institutional clients participated heavily in mortgage-backed securities and in the secondary and new issues markets for equities. Retail customers aggressively invested in OTC stocks, equity underwritings, mortgage-backed securities and annuities throughout the period.

The $400,000 decrease in net trading profits during the quarter was primarily attributable to transactions in tax-exempt securities (down 73%) and corporate fixed-income securities (down 93%), offset to some extent by increased revenues from government and mortgage-backed securities transactions. Asset management and advisory revenues increased by $200,000 or 18%, due to the continued growth of "wrap fees" paid by retail customers in lieu of transaction-based commissions.

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Other revenues increased by about $260,000, or 18% during the quarter. The gain was the result of increases in real estate management fees, money fund service fees and revenue related to the sale of the management rights to a mutual fund.

Interest revenues for the quarter increased $400,000 or 8%, while expenses declined $100,000 (13%) when compared to the same quarter of a year ago.
A 25% increase in margin interest resulted from a higher level of margin loans; the decreased interest expense is attributable to lower rates paid on customer credit balances and a decline in average bank loans outstanding.

Overall compensation and benefit costs increased by about $4.7 million, or 25%, from last year, consisting largely of an increase in variable sales force compensation of $3.9 million, which correlated to the increase in overall commission revenues. Execution and clearance expenses, as well as data processing costs, increased 13% from the prior year, the latter due primarily to higher transaction volumes applied to the variable pricing structures of the Company's outsourcing arrangements. Promotional and development costs increased 24% from the prior year in connection with the successful effort to build revenues. Other operating expenses rose approximately $800,000, largely as a result of increased provisions for declines in certain asset valuations and for other contingencies.

                   PART II. OTHER INFORMATION



Item 1. Legal Proceedings

IJL is a defendant, or otherwise has possible exposure, in various legal actions arising out of its activities as a broker-dealer, underwriter, or employer. Several of these actions, including some class actions, claim substantial or unspecified damages which could be material. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution and impact on operating results cannot reliably be determined, management is of the opinion, based upon its understanding of the facts and the advice of legal counsel, that resolution of these actions will not have a material adverse effect on the Company's consolidated financial condition.

IJL as managing underwriter for common stock offerings of Del-Val Financial Corporation, is a defendant in a consolidated class action seeking damages estimated to potentially exceed $40 million from all defendants. No opinion can be formed at this time concerning the outcome of this litigation.


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Designation of Exhibit                                Sequential
             in this Report              Description            Page Number

                 11                  Statement Regarding
                                     Computation of Per
                                       Share Earnings                15

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1993.

                        INTERSTATE/JOHNSON LANE, INC.
                       AND CONSOLIDATED SUBSIDIARIES


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                INTERSTATE/JOHNSON LANE, INC.
                                                       Registrant


Signature                                Title                     Date



_________________________       Vice President - Finance
    Edward C. Ruff              and Treasurer (Principal
                                Financial Officer)            February 14, 1994




_________________________       Assistant Vice President
 C. Fred Wagstaff, III          (Principal Accounting
                                Officer)                      February 14, 1994