Form 10-Q
period 1994-03-31
INTERSTATE JOHNSON LANE INC
filed 1994-05-13
CIK 771296

Page



         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                        FORM 10-Q

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1994

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

Yes     X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Class                           Outstanding at April 30, 1994
(Common stock, $.20 par value)                   6,496,298

          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES

                          Index

                                                           Page Number

Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Statements of
                Financial Condition--March 31, 1994 and
                September 30, 1993                                3

                Condensed Consolidated Statements of
                Operations--Six Months Ended
                March 31, 1994 and 1993                           4

                Condensed Consolidated Statements of
                Cash Flows--Six Months Ended
                March 31, 1994 and 1993                           5

                Notes to Condensed Consolidated Financial
                Statements                                        6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations    10


Part II.        Other Information

        Item 1. Legal Proceedings                                13

        Item 6. Exhibits and Reports on Form 8-K                 13

               INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                                                   (All dollars in thousands)
                                                  March 31,      September 30,
                                                    1994             1993
Assets
Cash and short-term investments                   $ 21,753       $ 20,393
Cash and securities segregated for
 regulatory purposes                               121,753        117,666
Receivables under securities repurchase
 agreements                                        336,061        254,686
Receivables:
 Customers                                         164,598        155,582
 Brokers, dealers and clearing agencies             12,577         17,244
 Other                                               7,082          5,447
Securities owned, at market                         56,591         58,755
Land, buildings, and improvements, net              12,435         13,285
Office facilities and equipment, net                 5,910          5,568
Goodwill and intangible assets                      14,587         14,889
Other assets                                        13,875         10,895
                                                  $767,222       $674,410

Liabilities and Shareholders' Equity
Short-term borrowings:
 Check payable                                    $ 12,023       $ 13,273
 Bank loans                                                         2,288
 Financing repurchase agreements                    12,407
Payables under securities repurchase agreements    312,247        241,205
Payables:
 Customers                                         250,489        248,266
 Brokers and dealers                                 8,607         15,115
 Income taxes                                        3,135          3,952
 Other                                               8,155          8,928
Accrued compensation and benefits                   12,635         15,887
Securities sold but not yet purchased, at market    31,747         16,744
Notes payable                                        8,627          9,308
Other liabilities and accrued expenses              17,876         16,882
                                                    677,948        591,848
Minority interest                                       200            200
Subordinated debt                                    21,999         21,999

Shareholders' equity:
 Common stock                                        1,377          1,377
 Additional paid-in-capital                         31,327         31,532
 Retained earnings                                  37,775         29,532
                                                    70,479         62,441
 Less: treasury stock, at cost                      (3,404)        (2,078)
    Total shareholders' equity                      67,075         60,363
                                                  $767,222       $674,410

The accompanying notes are an integral part of the condensed consolidated financial statements.

               INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  For the Six Months     For the Three Months
                                    Ended March 31,         Ended March 31,
                                  1994         1993       1994         1993
                                             (All dollars in thousands)
Revenues:
 Commissions and sales credits  $   61,732  $   55,006  $   30,638  $   30,713
 Trading gains, net                  3,968       5,209       1,836       2,695
 Investment banking and
  underwriting                       3,545       3,154       2,542       2,065
 Asset management and advisory       2,927       2,149       1,581       1,008
 Interest                           11,949       9,073       6,579       4,114
 Other                               4,027       3,703       2,257       2,200
Total revenues                      88,148      78,294      45,433      42,795
 Interest expense                    7,959       6,220       4,523       2,693
Net revenues                        80,189      72,074      40,910      40,102
Expenses:
 Compensation and benefits          48,593      43,734      24,922      24,764
 Occupancy                           4,164       3,918       2,155       1,985
 Communications and data
  processing                         6,190       5,709       3,130       2,997
 Execution, clearance and
  depository                         1,925       1,632         957         902
 Promotion and development           2,376       1,931       1,224       1,001
 Office supplies and postage         1,850       1,682       1,006         920
 Other operating expenses            6,056       5,403       2,730       2,980
Total expenses                      71,154      64,009      36,124      35,549
Income before income taxes,
 extraordinary item and
 cumulative effect of a change
 in accounting principle             9,035       8,065       4,786       4,553
Income tax expense                   3,652       3,219       1,962       1,774
Income before extraordinary
 item and cumulative effect of
 a change in accounting principle    5,383       4,846       2,824       2,779
 Extraordinary item:
  Reduction of income taxes
   arising from carryforward
   of prior years' operating
   losses                                        2,161                   1,194
 Cumulative effect of a change
  in accounting principle
  (Note 5)                           3,059
Net income                       $   8,442   $   7,007   $   2,824   $   3,973
Primary earnings per share:
    Income before extraordinary
     item and cumulative effect
     of a change in accounting
     principle                   $    0.81   $    0.69   $    0.43   $    0.40
    Extraordinary item                            0.31                    0.17
    Cumulative effect of a
     change in accounting
     principle (Note 5)               0.47
    Net income                   $    1.28   $    1.00   $    0.43   $    0.57
Fully diluted earnings per
 share:
    Income before extraordinary
     item and cumulative effect
     of change in accounting
     principle                   $    0.74   $    0.66   $    0.39   $    0.37
    Extraordinary item                            0.26                    0.15
    Cumulative effect of a
     change in accounting
     principle (Note 5)               0.38
    Net income                   $    1.12   $    0.92   $    0.39   $    0.52
Weighted average shares:
    Primary                      6,618,176   6,990,842   6,597,095   7,020,817
    Fully diluted                7,945,401   8,194,705   7,926,571   8,203,859

The accompanying notes are an integral part of the condensed consolidated financial statements.

               INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the six months ended March 31,
                             (Unaudited)

                                                   (All dollars in thousands)
                                                  1994                 1993
Cash flows from operating activities:
Net income                                      $  8,442             $  7,007
Adjustments to reconcile net income to
 cash provided (used) by operating activities:
 Depreciation and amortization                     1,557                1,584
 Provision for real estate charges                   500                  200
 Other non-cash items                              1,145                  829
 Cash and securities segregated for regulatory
  purposes                                        (4,087)             (25,251)
 Receivables under repurchase agreements, net    (10,334)               2,040
 Net payables to customers                        (6,793)              24,761
 Net receivables from brokers, dealers and
  clearing agencies                               (1,841)                (536)
 Other receivables                                (1,635)              (1,197)
 Securities owned, net                            17,168               15,408
 Other assets                                     (3,054)              (2,612)
 Income taxes payable                               (817)                 414
 Accrued compensation and benefits                (3,252)               1,401
 Other liabilities and accrued expenses             (798)               1,138
                                                 (12,241)              18,179
     Cash (used) provided by operating
      activities                                  (3,799)              25,186

Cash flows from financing activities:
Proceeds from (repayment of):
 Short-term bank borrowings                       (3,538)             (14,381)
 Borrowings under financing repurchase
  agreements                                      12,407              (11,373)
 Notes payable                                      (681)               1,032
Proceeds from issuance of common stock               192                  849
Purchase of treasury stock                        (2,097)              (1,119)
Cash dividends paid                                 (199)
     Cash provided (used) by financing
      activities                                   6,084              (24,991)

Cash flows from investing activities:
Capital expenditures                                (925)                (431)
     Cash used by investing activities              (925)                (431)

Net increase (decrease) in cash                    1,360                 (237)
Cash at beginning of period                       20,393                9,104
Cash at end of period                           $ 21,753             $  8,867
Cash paid during the quarter for:
 Interest                                       $  4,207             $  2,814
 Income taxes                                   $  1,049             $    648
Non-cash financing activity:
 Cumulative effect of a change in accounting
  principle                                     $  3,059
 Settlement of ESOP liability with treasury
  stock                                                              $    325

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

At March 31, 1994, IJL's net capital was 23.4% of its aggregate debit balances and approximately $34.4 million in excess of its minimum regulatory requirements.


3.      Commitments and Contingencies:

Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:


                                                Millions

For the six months ended September 30, 1994        $4.8

For the fiscal year ended September 30,
               1995                                 8.0
               1996                                 6.2
               1997                                 4.7
               1998                                 4.1
               Thereafter                           8.5
                                                  $36.3

         INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


3.      Commitments and Contingencies, continued:

In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At March 31, 1994, contingent liabilities under these obligations amounted to approximately $1.3 million in the aggregate.

Of a $20 million irrevocable letter of credit available, the amount outstanding at March 31, 1994 under this facility was $6.2 million.


4.      Legal Proceedings:

IJL is a defendant, or otherwise has possible exposure, in various legal actions arising out of its activities as a broker-dealer, underwriter, or employer. Several of these actions, including some class actions, claim substantial or unspecified damages which could be material. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of loss, and impact on operating results cannot reliably be estimated, management is of the opinion, based upon its understanding of the facts and the advice of legal counsel, that resolution of these actions will not have a material adverse effect on the Company's consolidated financial condition.

IJL as managing underwriter for common stock offerings of Del-Val Financial Corporation, is a defendant in a consolidated class action seeking damages estimated to potentially exceed $40 million from all defendants. No opinion can be formed at this time concerning the outcome of this litigation.


5.      Income Taxes:

Effective October 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 as of October 1, 1993 was to increase net income by approximately $3.1 million for the six months ended March 31, 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Net deferred tax assets of $4,841,000 at March 31, 1994 were comprised of the following:

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

Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At March 31, 1994, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $105.8 million and short market values of approximately $109.5 million and futures sale contracts with short values of $14 million.

          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


6.      Financial Instruments with Off-Balance-Sheet Risk, continued:

IJL enters into repurchase agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which may be converted into cash at IJL's option. It is IJL's policy to take delivery of such underlying collateral in its custodial account. In addition, it monitors the market value of the collateral underlying each such receivable, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 92% of all receivables under securities repurchase agreements at March 31, 1994 were from two counterparties.

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


The Company's trading inventories include positions in taxable and non-taxable debt securities which have greater risks than positions in investment grade securities. While these positions are required to be valued at "market", there is a thinly traded market for such securities; quotes are generally available from a limited number of dealers, and may not represent firm bids or offers. The average inventory of these securities during the six months ended March 31, 1994, was $9.1 million. As of that same date, such holdings represented $10.1 million, or 17.8%, of all securities owned by the Company, with $3.5 million related to one issuer.


Liquidity and Capital Resources

For the six months ended March 31, 1994, operating activities and capital expenditures consumed $4.7 million of cash, net of $11.6 million provided by net income adjusted for depreciation and non-cash charges. Financing sources were utilized to provide $6.1 million of cash; as a result, aggregate cash flows increased by $1.4 million.

          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Liquidity and Capital Resources, continued

The Company's permanent capital consists of its shareholders' equity and subordinated debt. Day-to-day financing requirements are primarily influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under repurchase agreements. Significant cash requirements could also occur in connection with payments under deferred compensation plans, repurchase of the Company's common stock and/or convertible debentures, payment of dividends, litigation settlements arising from normal business operations, and technology expenditures planned over the next several years.

At March 31, 1994, the Company had $115 million of unused call loan financing available. In addition, the Company maintains significant credit lines for repurchase agreements with other financial institutions and has financed its customer receivables with customer payables for many years. Management believes that these resources, together with the Company's permanent capital base and funds provided by operations, will satisfy normal financing needs for the foreseeable future. The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and has consistently operated well in excess of the minimum requirements. At March 31, 1994, IJL had net capital of $37.6 million, "excess net capital" of approximately $34.4 million, and a net capital ratio of 23.4%.


Results of Operations

For the six months ended March 31, 1994, net revenues increased $8.1 million, or 11%, from the previous year, while expenses, other than interest, increased $7.1 million, or 11%. Operating income of $5.4 million was up $540,000 from the same six month period of a year ago and was augmented by a $3.1 million credit from the cumulative effect of a change in accounting principle, pushing net income up to $8.4 million, or $1.28 per share.

Net revenues increased $800,000, or 2%, for the three months ended March 31, 1994, while total expenses increased $575,000, or 2%. Operating income increased $45,000, or 2%. Net income for the three month period was $2.8 million or $.43 per share compared with $4.0 million or $.57 per share for the same quarter of a year ago. Last year's net income included the partial realization of tax loss carryforwards of $1.2 million.

Overall, commissions and sales credits increased by about $6.7 million, or 12% from the same six- month period of a year ago, representing gains of 10% and 16% for the retail and institutional sectors, respectively. For the three-month period ended March 31, 1994, commissions and sales credits decreased about $100,000 from the same period of a year ago. Institutional clients participated heavily in non-taxable debt securities and in the secondary and new issues markets for equities, while Retail customers aggressively invested in OTC stocks, equity underwritings, mutual funds, and annuities throughout both the three and six-month periods.

       INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Net trading profits decreased $1.2 million, or 24%, and $860,000, or 32% from the same six and three-month periods of a year ago. Profits from trading in government and mortgaged backed securities were up $1.4 million, or 193% for the six month period. This increase was offset by losses from corporate fixed-income (down $1.3 million) and tax-exempt securities (down $1.5 million). The net decrease in profits for the three month period is explained in the same manner.

Investment banking fees and underwriting profits increased $390,000 or 12% for the six month period and $480,000 for the quarter due to an improved new issues market. Asset management and advisory fees were up $800,000 and $600,000 for the six and three month periods, respectively, due primarily to the continued growth of "wrap fees" paid by retail customers in lieu of transaction based commissions.

Interest revenues were up about $2.9 million for the six months ended March 31, 1994 ($2.5 million for the quarter) while expenses increased $1.7 million and $1.8 million for the corresponding periods. The increase in revenues is attributable to higher levels of receivables under securities repurchase agreements and increased margin interest resulting from a higher level of margin loans. The increase in expense is due to higher levels of borrowings under financing repurchase agreements. The improvement in net interest income of $1.1 million for the six month period ($700,000 for the quarter) can be attributed primarily to higher rates of margin interest earned on increased customer balances.

Overall compensation and benefits costs increased by about $4.9 million, or 11%, for the six-month period, commensurate with the increase in overall commission revenues over the same period of a year ago. Execution, clearance and depository expense increased $300,000, or 18% from the prior year as a result of increased execution charges associated with higher listed equity transaction volume. Promotion and development costs increased 23% for the six-month period, (22% for the quarter) in connection with successful efforts to build revenue. Other operating expenses increased $700,000, or 12%, for the year largely as a result of increased provisions for declines in certain asset valuations and for other contingencies.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

IJL is a defendant, or otherwise has possible exposure, in various legal actions arising out of its activities as a broker-dealer, underwriter, or employer. Several of these actions, including some class actions, claim substantial or unspecified damages which could be material. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of loss, and impact on operating results cannot reliably be estimated, management is of the opinion, based upon its understanding of the facts and the advice of legal counsel, that resolution of these actions will not have a material adverse effect on the Company's consolidated financial condition.

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

    (b)     Reports on Form 8-K


            There were no reports on Form 8-K filed for the six months ended March 31, 1994.

                INTERSTATE/JOHNSON LANE, INC.
                AND CONSOLIDATED SUBSIDIARIES


                        SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         INTERSTATE/JOHNSON LANE, INC.
                                                  Registrant



    Signature                                    Title                              Date


_________________________               Vice President - Finance
    Edward C. Ruff                      and Treasurer (Principal
                                        Financial Officer)                      May 13, 1994




_________________________               Assistant Vice President
  C. Fred Wagstaff, III                 (Principal Accounting
                                        Officer)                                May 13, 1994









