Form 10-Q
period 1994-06-30
INTERSTATE JOHNSON LANE INC
filed 1994-08-15
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                         FORM 10-Q

 (Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1994

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X         No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at July 31, 1994
(Common stock, $.20 par value)                              6,453,346

                INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES

                                   Index

                                                                                            Page Number

                    Part I.  Financial Information

                             Item 1. Financial Statements

                                     Condensed Consolidated Statements of
                                     Financial Condition--June 30, 1994 and
                                     September 30, 1993                                               3

                                     Condensed Consolidated Statements of
                                     Operations--Nine Months Ended
                                     June 30, 1994 and 1993                                           4

                                     Condensed Consolidated Statements of
                                     Cash Flows--Nine Months Ended
                                     June 30, 1994 and 1993                                           5

                                     Notes to Condensed Consolidated Financial
                                     Statements                                                       6

                             Item 2. Management's Discussion and Analysis of
                                     Financial Condition and Results of Operations                   10


                    Part II. Other Information

                             Item 1. Legal Proceedings                                               13

                             Item 6. Exhibits and Reports on Form 8-K                                13


                INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)



                                                              (All dollars in thousands)
                                                              June 30,     September 30,
                                                                1994           1993

Assets
Cash and short-term investments                               $22,374       $20,393
Cash and securities segregated for
 regulatory purposes                                          106,832       117,666
Loans under matched securities resale agreements              238,957       240,358
Receivables:
 Financing resale agreements                                    6,436        14,328
 Customers                                                    169,007       155,582
 Brokers, dealers and clearing agencies                         6,861        17,244
 Other                                                          4,973         5,447
Securities owned, at market                                    63,006        58,755
Land, buildings, and improvements, net                         12,043        13,328
Office facilities and equipment, net                            6,327         5,568
Goodwill and intangible assets                                 14,435        14,889
Other assets                                                   13,158        10,852
                                                             $664,409      $674,410


Liabilities and Shareholders' Equity
Short-term borrowings:
 Checks payable                                              $ 10,069      $ 13,273
 Bank loans                                                                   2,288
 Financing repurchase agreements                               21,612
Borrowings under matched securities repurchase agreements     241,140       241,205
Payables:
 Customers                                                    241,839       248,266
 Brokers and dealers                                            4,075        15,115
 Income taxes                                                   1,458         3,952
 Other                                                          7,815         8,928
Accrued compensation and benefits                              11,747        15,887
Securities sold but not yet purchased, at market                9,579        16,744
Notes payable                                                   8,452         9,308
Other liabilities and accrued expenses                         18,106        16,882
                                                              575,892       591,848
Minority interest                                                 200           200
Subordinated debt                                              20,999        21,999
Shareholders' equity:
 Common stock                                                   1,377         1,377
 Additional paid-in-capital                                    31,384        31,532
 Retained earnings                                             38,315        29,532
                                                               71,076        62,441
 Less: treasury stock, at cost                                 (3,758)       (2,078)
  Total shareholders' equity                                   67,318        60,363
                                                             $643,410      $652,411




           The accompanying notes are an integral part of the consolidated financial statements.

             INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                         For the Nine Months        For the Three Months
                                                           Ended June 30,              Ended June 30,
                                                         1994          1993         1994           1993

Revenues:
 Commissions and sales credits                          $ 86,892       $ 84,489    $25,160        $29,483
 Trading gains, net                                        4,801          7,076        832          1,867
 Investment banking and underwriting                       5,001          5,260      1,457          2,105
 Asset management and advisory                             4,502          3,264      1,575          1,115
 Interest                                                 19,243         13,915      7,294          4,842
 Other                                                     5,732          5,364      1,705          1,662
Total revenues                                           126,171        119,368     38,023         41,074
 Interest expense                                         12,877          9,030      4,917          2,810
Net revenues                                             113,294        110,338     33,106         38,264
Expenses:
 Compensation and benefits                                70,128         67,386     21,446         23,560
 Occupancy                                                 5,874          5,431      1,988          1,852
 Technology                                               10,260          9,530      3,568          3,320
 Execution, clearance and depository                       2,884          2,603        959            971
 Promotion and development                                 3,685          2,909      1,309            978
 Office supplies and postage                               2,457          2,347        831            827
 Other operating expenses                                  7,748          8,180      1,782          2,871
Total expenses                                           103,036         98,386     31,883         34,379
Income before income taxes, extraordinary
 item and cumulative effect of a change
 in accounting principle                                  10,258         11,951      1,223          3,885
Income tax expense                                         4,141          4,844        489          1,625
Income before extraordinary item and
 cumulative effect of a change in
 accounting principle                                      6,117          7,107        734          2,260
Extraordinary item:
 Reduction of income taxes arising
  from carryforward of prior years'
  operating losses                                                        3,202                     1,041
 Cumulative effect of a change in
  accounting principle (Note 5)                            3,059
Net Income                                              $  9,176       $ 10,309    $   734        $ 3,301
Primary earnings per share:
 Income before extraordinary item and
  cumulative effect of a change in
  accounting principle                                  $   0.93       $   1.02       0.11           0.33
 Extraordinary item                                                        0.46                      0.15
 Cumulative effect of a change in
  accounting principle (Note 5)                             0.47
 Net income                                             $   1.40       $   1.48    $  0.11        $  0.48
Fully diluted earnings per share:
 Income before extraordinary item and
  cumulative effect of change in
  accounting principle                                  $   0.87       $   0.97    $  0.11        $  0.31
 Extraordinary item                                                        0.39                      0.13
 Cumulative effect of a change in
  accounting principle (Note 5)                             0.39
 Net income                                             $   1.26       $   1.36    $  0.11        $  0.44
Weighted average shares:
 Primary                                               6,576,172      6,973,306   6,492,165     6,946,697
 Fully diluted                                         7,885,971      8,175,481   7,780,523     8,135,214


                The accompanying notes are an integral part of the condensed consolidated financial statements.

            INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30,
                          (Unaudited)





                                                                    (All dollars in thousands)
                                                                     1994                1993

Cash flows from operating activities:
Net income                                                          $  9,176            $ 10,309
Adjustments to reconcile net income to cash provided
 (used) by operating activities:
Depreciation and amortization                                          2,187               2,357
Provision for real estate charges                                        440                 350
Other non-cash items                                                   1,300               2,470
Cash and securities segregated for
 regulatory purposes                                                  10,834              (5,086)
Loans under matched securities resale and repurchase agreements, net   1,337                (122)
Net payables to customers                                            (19,852)            (15,808)
Net receivables from brokers, dealers and clearing agencies             (656)             11,640
Other receivables                                                        474                 471
Securities owned, net                                                (11,416)             11,813
Other assets                                                          (2,358)             (2,574)
Income taxes payable                                                  (2,494)                819
Accrued compensation and benefits                                     (4,140)              2,539
Other liabilities and accrued expenses                                  (665)              1,758
                                                                     (25,009)             10,627
     Cash (used) provided by operating activities                    (15,833)             20,936

Cash flows from financing activities:
Proceeds from (repayment of):
 Short-term bank borrowings                                           (5,491)             (1,913)
 Borrowings under financing repurchase and resale agreements, net     29,503             (19,861)
 Notes payable                                                          (856)                872
 Secured demand note                                                  (1,000)
Proceeds from stock options exercised                                    227                 899
Purchase of treasury stock                                            (2,622)             (1,734)
Cash dividends paid                                                     (393)
      Cash provided (used) by financing activities                    19,368             (21,737)

Cash flows from investing activities:
Capital expenditures                                                  (1,554)             (1,413)
      Cash used by investing activities                               (1,554)             (1,413)

Net increase (decrease) in cash                                        1,981              (2,214)
Cash at beginning of period                                           20,393               9,103
Cash at end of period                                               $ 22,374            $  6,889
Cash paid during the quarter for:
 Interest                                                           $  4,727            $  2,542
 Income taxes                                                       $  1,936            $    147
Non-cash financing activity:
 Cumulative effect of a change in accounting principle              $  3,059
 Settlement of ESOP liability with treasury stock                                       $    325


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

                        At June 30, 1994, IJL's net capital was 21.3% of its aggregate debit balances and approximately $30.7 million in excess of its minimum regulatory requirements.


                        3.   Commitments and Contingencies:

                        Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                                        Millions

                        For the three months ended September 30, 1994                       $2.2

                        For the fiscal year ended September 30,
                                                      1995                                   8.6
                                                      1996                                   6.3
                                                      1997                                   4.7
                                                      1998                                   4.1
                                                      Thereafter                             8.4
                                                                                           $34.3


                   INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


                        3.   Commitments and Contingencies, continued:

                        In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners
                        and,   with  others,  has  jointly  or  severally
                        guaranteed  mortgage loan obligations of some of the
                        partnerships.    At  June  30,  1994,  contingent
                        liabilities under these obligations amounted to approximately $1 million in the aggregate.

                        Of a $20 million irrevocable letter of credit available, the amount outstanding at June 30, 1994 under this facility was $5.1 million.


                        4.   Legal Proceedings:

                        IJL is a defendant, or otherwise has possible exposure, in various legal actions arising out of its activities as a broker-dealer, underwriter, or employer. Several of these actions, including some class actions, claim substantial or unspecified damages which could be material. While predicting t h e outcome of litigation is inherently very difficult, and the ultimate resolution, range of loss, and impact on operating results cannot reliably be estimated, management is of the opinion, based upon its understanding of the facts and the advice of legal counsel, that resolution of these actions will not have a material adverse effect on the Company's consolidated financial condition.


                        IJL as managing underwriter for common stock offerings of Del-Val Financial Corporation, is a defendant in a consolidated class action seeking damages estimated to potentially exceed $40 million from all defendants. No opinion can be formed at this time concerning the outcome of this litigation.


                         5.   Income Taxes:

                         Effective October 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement 109 as of October 1, 1993 was to increase net income by approximately $3.1 million for the nine months ended June 30, 1994.

                         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income
                         tax   purposes.    Net  deferred  tax  assets  of
                         $4,841,000 at June 30, 1994 were comprised of the following:

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


                        6.   Financial Instruments with Off-Balance-Sheet Risk:

                        IJL's business activities involve the execution, settlement and financing of securities transactions generating accounts receivable, and thus may expose IJL to financial risk in the event a customer or other counterparty is unable to fulfill its contractual obligations. IJL controls the risk associated with collateralized loans by revaluing collateral at current prices, monitoring compliance with applicable credit limits and industry regulations, and requiring the posting of additional collateral when appropriate.

                        Obligations arising from financial instruments sold short in connection with its normal trading activities expose IJL to risk in the event market prices increase, since it may be obligated to repurchase those positions at a greater price. IJL's short selling primarily involves debt securities, which are typically less volatile than equities or options.

                        Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At June 30, 1994, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $42.4 million and short market values of approximately $38.5 million and futures sale contracts with short values of $9.7 million.

                     INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)



                        6. Financial Instruments with Off-Balance-Sheet Risk, continued:


                        IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 68% of all receivables under securities resale agreements at June 30, 1994 were from two counterparties.

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


                    During the past three years, the Company has undertaken a major commitment to build its retail sales force by recruiting and training individuals without securities industry experience. As a result, approximately 31% of the Company's retail account executives consist of individuals with less than three years' experience. While this condition may bode well for the future, a continued slowdown in individual investor activity may negatively impact the production output of a less
                    seasoned  sales  force.    The  ultimate  outcome  of
                    congressional hearings on payment for order flow and on disclosure requirements for institutions using "soft dollars" to pay for research services, the latter a significant source of the Company's profits, could also have a dampening effect on operating results.


                    The Company's trading inventories include positions in taxable and non-taxable debt securities which have greater  risks  than  positions  in  investment  grade
                    securities.    While  these positions are required to be
                    valued at "market", there is a thinly traded market for such securities; quotes are generally available from a limited number of dealers, and may not represent firm
                    bids   or  offers.    The  average  inventory  of  these
                    securities during the nine months ended June 30, 1994, was $9.5 million. As of that same date, such holdings represented $7.8 million, or 12.3%, of all securities owned by the Company, with $2.9 million related to one issuer.

                    Liquidity and Capital Resources

                    Aggregate cash flows increased by $2 million for the nine months ended June 30, 1994. Operating activities and capital expenditures consumed $17.4 million of cash, net of $13.1 million provided by net income adjusted for depreciation and non-cash charges. Financing sources were utilized to provide $19.4 million of cash.

                       INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                            continued


                    Liquidity and Capital Resources, continued

                    The   Company's  permanent  capital  consists  of  its
                    shareholders' equity and subordinated debt. Day-to-day financing requirements are primarily influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under repurchase agreements. Significant cash requirements could occur in connection with payments under deferred compensation plans, repurchase of the Company's common stock and/or convertible debentures, payment of dividends, and litigation settlements arising from
                    normal  business  operations.    The  Company  also
                    anticipates capital expenditures in the $5 to $8 million range over the next several years in connection with a major program of technology improvements.

                    At June 30, 1994, the Company had $115 million of unused call loan financing available. In addition, the Company maintains significant credit lines for repurchase agreements with other financial institutions and has financed its customer receivables with customer payables for many years. Management believes that these resources, together with the Company's permanent capital base and funds provided by operations, will satisfy normal financing needs for the foreseeable
                    future.    The  Company's  broker-dealer  subsidiary,
                    Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and has consistently operated well in excess of the minimum requirements. At June 30, 1994, IJL had net capital of $33.8 million, "excess net capital" of approximately $30.7 million, and a net capital ratio of 21.3%.


                    Results of Operations

                    For the nine months ended June 30, 1994, net revenues increased $3 million, or 3%, from the previous year, while expenses, other than interest, increased $4.7 million, or 5%. Operating income of $6.1 million was down $1 million from the same nine month period of a year ago, but was augmented by a $3.1 million credit from the cumulative effect of a change in accounting principle, pushing net income up to $9.2 million, or $1.40 per share. Net revenues decreased $5.2 million, or 14%, for the three months ended June 30, 1994, while
                    total   expenses  decreased  $2.5  million,  or  7%.
                    Operating income decreased $1.5 million, or 68%. Net income for the three month period was $734,000 or $.11 per share compared with $3.3 million or $.48 per share for the same quarter of a year ago. Last year's net income was augmented by partial realization of tax loss carryforwards of $1 million.

                    Overall, commissions and sales credits increased by about $2.4 million, or 3% from the same nine- month period of a year ago, representing gains of 2% and 5% for the retail and institutional sectors, respectively. For the three-month period ended June 30, 1994, commissions and sales credits decreased about $4.3 million or 15%, from the same period of a year ago. Fewer equity underwritings and secondary market transactions in listed equity and taxable debt securities were the primary contributors to their decline, with both the retail and institutional sectors impacted.

                        INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
                                            continued


                    Results of Operations, continued

                    Net trading profits decreased $2.3 million, or 32%, and $1 million, or 55%, respectively, from the same nine and three month periods of a year ago, despite significantly greater profits from trading in
                    government  and  mortgaged  backed  securities.    The
                    changes in both periods are virtually all attributable to trading activities in fixed-income securities.

                    Investment banking fees and underwriting profits decreased $260,000, or 5%, for the nine month period, and $650,000 for the quarter due to a slower new issues market. Asset management and advisory fees were up $1.2 million and $460,000 for the nine and three month periods, respectively, due to the continued growth of "wrap fees" paid by retail customers in lieu of transaction based commissions.

                    Interest revenues were up about $5.3 million for the nine months ended June 30, 1994 ($2.5 million for the quarter) while expenses increased $3.8 million and $2.1 million for the corresponding periods. The increase in revenues is attributable to higher levels of both conventional margin loans and average loans under matched resale agreements. The increase in expense is due to higher levels of average borrowings under matched securities repurchase agreements. The improvement in net interest income of $1.5 million for the nine month period ($350,000 for the quarter) can be attributed primarily to higher rates of interest earned on increased customer margin balances.

                    Execution, clearance and depository costs increased $300,000, or 11% from the prior year as a result of increased execution charges associated with higher
                    listed  equity  transaction  volume.    Promotion  and
                    development costs increased 27% for the nine-month period, (34% for the quarter) in connection with continuing efforts to build revenue. Other operating expenses decreased $1.1 million, or 38%, for the quarter largely as a result of decreased provisions for declines in certain asset valuations and for other contingencies.

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

                             (b)     Reports on Form 8-K

                                     There  were  no  reports  on  Form  8-K
                                     filed for the nine months ended June 30, 1994.

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



                                     INTERSTATE/JOHNSON LANE, INC.
                                               Registrant

                             Signature                                    Title                                Date


             (Signature of Edward C. Ruff appears here)
                    _________________________                  Vice President - Finance
                           Edward C. Ruff                      and Treasurer (Principal
                                                               Financial Officer)                        August 15, 1994

       (Signature of C. Fred Wagstaff, III appears here)
                    _________________________                  Assistant Vice President
                        C. Fred Wagstaff, III                  (Principal Accounting
                                                               Officer)                                  August 15, 1994

                                             Page 14