Form 10-Q/A
period 1993-12-31
INTERSTATE JOHNSON LANE INC
filed 1994-12-20
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                        AMENDMENT NO. 1
                              TO
                           FORM 10-Q

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

                            Index

                                                                  Page Number

Part I. Financial Information

     Item 1. Financial Statements

             Condensed Consolidated Statements of
             Financial Condition--December 31, 1993 and
             September 30, 1993                                         3

             Condensed Consolidated Statements of
             Operations--Three Months Ended
             December 31, 1993 and 1992                                 4

             Condensed Consolidated Statements of
             Cash Flows--Three Months Ended
             December 31, 1993 and 1992                                 5

             Notes to Condensed Consolidated Financial
             Statements                                                 6


Part II.Other Information

     Item 6. Exhibits and Reports on Form 8-K                           9

           INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Unaudited)

                                                   (All dollars in thousands)

                                                  December 31,    September 30,
                                                      1993             1993

Assets
Cash and cash equivalents                           $11,271         $20,393
Cash and securities segregated for
   regulatory purposes                              129,246         117,666
Receivables under securities repurchase agreements  191,876         254,686
Receivables:
  Customers                                         157,367         155,582
  Brokers, dealers and clearing agencies             29,130          17,244
  Other                                               6,253           5,447
Securities owned, at market                          76,478          58,755
Land, buildings, and improvements, net               12,860          13,285
Office facilities and equipment, net                  5,454           5,568
Goodwill and intangible assets                       14,738          14,889
Other assets                                         13,951          10,895
                                                   $648,624        $674,410

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                    $15,276         $13,273
  Bank loans                                                          2,288
  Financing repurchase agreements                    21,482
Payables under securities repurchase agreements     175,444         241,205
Payables:
  Customers                                         271,849         248,266
  Brokers and dealers                                 8,134          15,115
  Income taxes                                        2,552           3,952
  Other                                               9,026           8,928
Accrued compensation and benefits                     9,454          15,887
Securities sold but not yet purchased, at market     20,578          16,744
Notes payable                                         8,797           9,308
Other liabilities and accrued expenses               18,098          16,882
                                                    560,690         591,848
Minority interest                                       200             200
Subordinated debt                                    21,999          21,999
Shareholders' equity:
              Common stock                            1,377           1,377
              Additional paid-in-capital             31,263          31,532
              Retained earnings                      35,150          29,532
                                                     67,790          62,441
              Less:  treasury stock, at cost         (2,055)         (2,078)
                    Total shareholders' equity       65,735          60,363
                                                   $648,624        $674,410


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

Cash and cash equivalents include cash invested in short-term instruments with original maturities of three months or less. The Company reclassified, as cash equivalents, certain short-term investments in securities resale agreements effective October 1, 1993. Management believes that this change in classification is appropriate because these transactions represent investments of excess cash and have original maturities of three months or less. Furthermore, this method of presentation is common among other firms in the securities industry. The effect of the change was to increase stated cash (and decrease receivables under securities repurchase agreements) $15.0 million as of September 30, 1993. There was no impact as a result of this change as of December 31, 1993.

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

                   PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Designation of Exhibit                                Sequential
             in this Report              Description            Page Number

                 11                  Statement Regarding
                                     Computation of Per
                                       Share Earnings                15

                 18                  Preferability Letter
                                     Regarding Change in
                                     Accounting Principle            18

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



                                                INTERSTATE/JOHNSON LANE, INC.
                                                       Registrant


Signature                                Title                     Date

(Signature of Edward C. Ruff
       appears here)
_________________________       Vice President - Finance
    Edward C. Ruff              and Treasurer (Principal
                                Financial Officer)            December 20, 1994


(Signature of C. Fred Wagstaff, III
        appears here)
_________________________       Assistant Vice President
 C. Fred Wagstaff, III          (Principal Accounting
                                Officer)                      December 20, 1994