Form 10-Q/A
period 1994-03-31
INTERSTATE JOHNSON LANE INC
filed 1994-12-20
CIK 771296

Page



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

                          Index

                                                           Page Number

Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Statements of
                Financial Condition--March 31, 1994 and
                September 30, 1993                                3

                Condensed Consolidated Statements of
                Operations--Six Months Ended
                March 31, 1994 and 1993                           4

                Condensed Consolidated Statements of
                Cash Flows--Six Months Ended
                March 31, 1994 and 1993                           5

                Notes to Condensed Consolidated Financial
                Statements                                        6

               INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)
                                                   (All dollars in thousands)
                                                  March 31,      September 30,
                                                    1994             1993
Assets
Cash and cash equivalents                         $ 21,753       $ 20,393
Cash and securities segregated for
 regulatory purposes                               121,753        117,666
Receivables under securities repurchase
 agreements                                        336,061        254,686
Receivables:
 Customers                                         164,598        155,582
 Brokers, dealers and clearing agencies             12,577         17,244
 Other                                               7,082          5,447
Securities owned, at market                         56,591         58,755
Land, buildings, and improvements, net              12,435         13,285
Office facilities and equipment, net                 5,910          5,568
Goodwill and intangible assets                      14,587         14,889
Other assets                                        13,875         10,895
                                                  $767,222       $674,410

Liabilities and Shareholders' Equity
Short-term borrowings:
 Check payable                                    $ 12,023       $ 13,273
 Bank loans                                                         2,288
 Financing repurchase agreements                    12,407
Payables under securities repurchase agreements    312,247        241,205
Payables:
 Customers                                         250,489        248,266
 Brokers and dealers                                 8,607         15,115
 Income taxes                                        3,135          3,952
 Other                                               8,155          8,928
Accrued compensation and benefits                   12,635         15,887
Securities sold but not yet purchased, at market    31,747         16,744
Notes payable                                        8,627          9,308
Other liabilities and accrued expenses              17,876         16,882
                                                    677,948        591,848
Minority interest                                       200            200
Subordinated debt                                    21,999         21,999

Shareholders' equity:
 Common stock                                        1,377          1,377
 Additional paid-in-capital                         31,327         31,532
 Retained earnings                                  37,775         29,532
                                                    70,479         62,441
 Less: treasury stock, at cost                      (3,404)        (2,078)
    Total shareholders' equity                      67,075         60,363
                                                  $767,222       $674,410

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



                                         INTERSTATE/JOHNSON LANE, INC.
                                                  Registrant



    Signature                                    Title                              Date


(Signature of Edward C. Ruff                    Vice President - Finance
  appears here)                                 and Treasurer (Principal
_________________________                       Financial Officer)                      December 20, 1994
    Edward C. Ruff




Signature of C. Fred Wragstaff, III             Assistant Vice President
 appears here)                                  (Principal Accounting
_________________________                        Officer)                               December 20, 1994
  C. Fred Wagstaff, III
