Form 10-Q/A
period 1994-06-30
INTERSTATE JOHNSON LANE INC
filed 1994-12-20
CIK 771296

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


                INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)



                                                              (All dollars in thousands)
                                                              June 30,     September 30,
                                                                1994           1993

Assets
Cash and cash equivalents                                     $22,374       $20,393
Cash and securities segregated for
 regulatory purposes                                          106,832       117,666
Loans under matched securities resale agreements              238,957       240,358
Receivables:
 Financing resale agreements                                    6,436        14,328
 Customers                                                    169,007       155,582
 Brokers, dealers and clearing agencies                         6,861        17,244
 Other                                                          4,973         5,447
Securities owned, at market                                    63,006        58,755
Land, buildings, and improvements, net                         12,043        13,328
Office facilities and equipment, net                            6,327         5,568
Goodwill and intangible assets                                 14,435        14,889
Other assets                                                   13,158        10,852
                                                             $664,409      $674,410


Liabilities and Shareholders' Equity
Short-term borrowings:
 Checks payable                                              $ 10,069      $ 13,273
 Bank loans                                                                   2,288
 Financing repurchase agreements                               21,612
Borrowings under matched securities repurchase agreements     241,140       241,205
Payables:
 Customers                                                    241,839       248,266
 Brokers and dealers                                            4,075        15,115
 Income taxes                                                   1,458         3,952
 Other                                                          7,815         8,928
Accrued compensation and benefits                              11,747        15,887
Securities sold but not yet purchased, at market                9,579        16,744
Notes payable                                                   8,452         9,308
Other liabilities and accrued expenses                         18,106        16,882
                                                              575,892       591,848
Minority interest                                                 200           200
Subordinated debt                                              20,999        21,999
Shareholders' equity:
 Common stock                                                   1,377         1,377
 Additional paid-in-capital                                    31,384        31,532
 Retained earnings                                             38,315        29,532
                                                               71,076        62,441
 Less: treasury stock, at cost                                 (3,758)       (2,078)
  Total shareholders' equity                                   67,318        60,363
                                                             $643,410      $652,411




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

                                             Page 14