Form 10-K
period 1994-09-30
INTERSTATE JOHNSON LANE INC
filed 1994-12-22
CIK 771296

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-K
  (Mark One)
  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934  [FEE REQUIRED]
           For this fiscal year ended September 30, 1994
                                OR
  [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from              to

                       INTERSTATE/JOHNSON LANE, INC.
          (Exact name of Registrant as specified in its charter)
             Delaware                            56-1470946
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)
     121 West Trade Street, Suite 1500, Charlotte, North Carolina     28202
   (Address of principal executive offices)                        (Zip Code)
                                   (704) 379-9000
                 (Registrant's telephone number, including area code)

  SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
     Title of each class              Name of each exchange on which registered
Common stock, par value $.20 per share             New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                              None
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.            Yes  X       No

     Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  Yes    X

     As of November 30, 1994, 6,405,384 shares of Common Stock, par value $.20 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on November 30, 1994, which was $8) was $34,313,680. For purposes of this information, the outstanding shares of Common Stock which were owned by Interstate/Johnson Lane Corporation's Employee Stock Ownership Plan, and by all directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1994 are incorporated by reference into Part I, Part II and Part IV of this Report. Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on January 24, 1995 are incorporated by reference into Part III of this Report.

                       INTERSTATE/JOHNSON LANE, INC.
                       AND CONSOLIDATED SUBSIDIARIES

                                  PART I

  ITEM I.   BUSINESS

  General

     Interstate/Johnson Lane, Inc. ("the Company") is a Charlotte, North Carolina based holding company which, through its principal subsidiary, Interstate/Johnson Lane Corporation ("IJL"), and other subsidiaries, engages in securities and futures brokerage for individual (retail) and institutional investors, market making and underwriting of municipal and corporate securities, investment management, financial advisory services, and the sale of mutual funds, annuities and other financial products. Many of these activities are sensitive to marketplace trading volumes and to interest rate conditions. While the Company has clients throughout the United States and abroad, its major geographic focus is the Southeast.

     The Company was incorporated as Interstate Securities, Inc. in Delaware in April 1985. Pursuant to a corporate reorganization in June 1985, the Company acquired all of the issued shares of common stock of Interstate Securities Corporation and its subsidiaries at that time. During October 1988, the Company acquired all of the outstanding common shares of Johnson, Lane, Space, Smith & Co., Inc. ("Johnson Lane"), a Georgia-based broker-dealer and investment banking firm which was subsequently merged into Interstate Securities Corporation, and the Company's name was changed to its current name. In addition to IJL, the Company's principal operating subsidiaries are ISC Realty Corporation, Sovereign Capital Management, Inc. d/b/a Sovereign Advisers, Inc. ("Sovereign") and ISC Futures Corporation.

     IJL is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and as a futures commission merchant with the Commodity Futures Trading Commission ("CFTC"). In addition to owning three New York Stock Exchange ("NYSE") memberships and one American Stock Exchange membership, IJL is also a member of the Boston Stock Exchange, New York Futures Exchange, Midwest Stock Exchange, Philadelphia Stock Exchange, the National Association of Securities Dealers, Inc. ("NASD"), and the Securities Investor Protection Corporation ("SIPC").

     For the fiscal year ended September 30, 1994, approximately 53% of the Company's total revenues were derived from its retail brokerage activities, 25% from institutional brokerage activities and 22% from dealer transactions, investment banking and other activities. The Company's principal sources of revenue for each of the last three fiscal years, along with other information regarding the Company's results of operations, are presented in the consolidated financial statements on pages 12 through 19 of the Company's 1994 Annual Report to Shareholders, which information is incorporated herein by reference.

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES


  Retail Brokerage

     IJL presently serves individual investors through 56 retail offices located in North Carolina (32), South Carolina (10), Georgia (13), and Pennsylvania (one). Revenues from retail brokerage activities represent a substantial portion of the Company's revenues, and are generated primarily through commissions and sales credits earned on client purchases and sales of listed and unlisted stocks, bonds, options, futures, mutual funds, unit investment trusts and other financial products. When IJL executes over the counter ("OTC") transactions for clients on a principal basis, it may charge mark-ups or mark-downs in lieu of commissions. In recent years IJL has experienced rapid growth in annual "wrap" fees paid by retail clients in lieu of commissions or sales credits on each transaction. In connection with its strategy of providing comprehensive financial services to its retail clientele, in 1994 IJL formed a strategic alliance with a provider of custodial services to trusteed accounts.

     During the current fiscal year, the Company continued its efforts to build the broker- dealer's retail sales force, primarily through recruiting and training individuals without securities industry experience. As a result, at September 30, 1994 approximately 30% of the Company's retail financial consultants consisted of individuals with less than three years' experience. While this condition may bode well for the future, periodic slowdowns in individual investor activity could negatively impact the revenue production of a less seasoned sales force.


  Client Financing

     Retail client transactions in securities are effected on either a cash or margin basis. Margin transactions result in collateralized interest bearing loans to clients for a portion of the underlying cost of securities purchased. Interest charges are tied primarily to published prime or broker loan rates of various national banks.
  Client margin loans are financed by other clients' credit balances retained in their accounts pending reinvestment. When IJL pays interest on such credit balances, it pays a lower rate than it charges on margin loans; the income earned on this rate spread has represented a significant portion of the Company's profits.


  Investment Research

     The Company believes IJL's research services are important in generating retail and institutional commissions in listed and OTC stocks. IJL maintains a core research staff of 11 analysts to provide investment recommendations and market information on selected regional and national companies. These analysts follow approximately 140 companies, a major portion of which are headquartered in the Southeast. IJL provides clients with specific recommendations to buy and sell equity securities of companies followed by IJL and by its correspondents. Management believes that the performance of these recommended securities has assisted IJL in attracting and retaining its clients.

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES


  Institutional Brokerage

     IJL's institutional clients include mutual funds, commercial banks, thrift institutions, insurance companies, pension funds and private money managers. Most of these clients are located in the United States and Canada; however, some are located overseas, principally in the United Kingdom and continental Europe. IJL executes transactions in equity and in taxable and non-taxable fixed income securities for institutional clients on both an agency and principal basis. Commissions charged on agency transactions are negotiated and typically include a significant discount from IJL's standard retail commission rates.

     A significant portion of the commission revenues from transactions in corporate securities are derived from institutional clients for whom IJL provides research products and services, as well as brokerage services. Most of these products and services are procured from third parties to which IJL is contractually obligated, irrespective of whether it receives commissions from the beneficiary clients. Commissions paid by clients to IJL for furnishing these products and services are commonly referred to as "soft dollars".


  Market-Making and Dealer Activities

     IJL commits capital to acquire and carry inventories of both equity and fixed-income securities for sale to other dealers and to clients. The size of these inventories fluctuates greatly depending on economic and market conditions, management allocations of capital, underwriting commitments, client demands and trading volume.

     IJL's OTC traders make published markets in the equity securities of approximately 231 regional and national companies. In addition, IJL acts as a dealer in bonds issued by the United States Government and its agencies, and by states and their political agencies and instrumentalities thereof. The Company believes that these activities provide an important source of product for sale to retail and institutional clients.


  Interest

     In the aggregate, interest earned on reserve deposits segregated from IJL assets under the customer protection rule of the SEC, interest charged on margin loans in connection with its retail brokerage business, interest earnings on loans made under securities resale agreements, and interest on fixed income inventories account for a significant portion of the Company's total revenues.

     To facilitate institutional client financing needs, IJL lends money under securities resale agreements and takes delivery of securities as collateral in its custodial account at an approved clearing corporation; it may also concurrently borrow money under repurchase agreements, making delivery of the same or similar securities as collateral. When the duration of the loans and borrowings, and the underlying collateral are identical, these transactions are generally characterized as matched repurchase agreements. Matched repurchase agreements usually constitute a significant portion of the Company's total assets and liabilities. IJL may earn small profits from such transactions by charging greater amounts of interest than it is required to pay. While IJL takes

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES


  Interest, continued

  steps to ensure that the loans are adequately collateralized, these transactions could subject the Company to losses if parties entering into securities resale agreements with IJL fail to meet their obligations to repurchase the underlying securities and IJL incurs losses in liquidating such securities in the open market.


  Corporate Finance

     IJL's corporate finance group of 15 professionals provides clients with financial advisory and consulting services on mergers and acquisitions and on valuations of equity securities. IJL also derives revenues from serving as a manager, co-manager, or participant in underwriting syndicates, and as a member of selling groups formed to distribute new issues of corporate securities. In connection with its corporate finance activities, IJL holds a minority interest in a venture capital fund.


  Public Finance

     IJL acts as a manager or co-manager of negotiated public offerings and private placements of tax-exempt securities issued by state and municipal governments, power agencies, industrial development and pollution control financing authorities, sewer and water authorities and state and local housing authorities and other units of state and local government. As an underwriter, IJL also participates in syndicates formed to bid competitively or negotiate privately for the purchase and distribution of tax-exempt securities.


  Investment Management

     Through its Sovereign subsidiary, the Company has been providing investment management services on a private account basis to individuals, charitable and educational funds and employee benefit plans. As of September 30, 1994, this registered investment adviser had approximately $154 million under management.

     As part of its strategic plan for developing the business potential of money management, the Company made a $2 million capital investment in Sovereign during the past two fiscal years. During fiscal 1994 the Company also sold a significant minority interest in Sovereign to certain of its key employees. Further capital commitments and realignment of ownership interests may be required to maximize the value of the Company's investment to date.

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES


  Real Estate

     During the 1970's and 1980's ISC Realty Corporation ("Realty") originated private placements and public offerings of limited partnership interests in real estate programs for sale to retail clients of IJL. Realty is currently engaged in the oversight and disposition of many of these properties, and does not anticipate assuming any new general partner roles.

     Through various subsidiaries, the Company also holds proprietary interests in real estate ventures originally syndicated by Johnson Lane in the mid 1980's to acquire, rehabilitate and operate certified historic real estate properties, principally office facilities. While the Company has provided significant financial and management support to these ventures in the past, it does not expect to provide further financial or management support to these ventures beyond what is necessary to preserve current values or facilitate disposition of the properties or the Company's interests in the related ventures.


  Administration and Operations

     Administrative and operations personnel are responsible for the processing of transactions; receipt, identification and delivery of funds and securities; custody of clients' securities; extension of credit to clients and dealers; internal audits; telecommunications and other technology services; general accounting and office services functions; administration of employee benefits and human resource activities; establishment and monitoring of internal financial and management controls; and compliance with legal and regulatory requirements regarding financial, operations and sales practices.

     Client transactions and transactions for the Company's own account in listed and unlisted stocks are generally executed by stock exchange or NASD based automated systems, or by exchange-based IJL employees. In some instances, orders are initially routed to intermediaries for ultimate execution, and compensation may be received from these intermediaries in that connection. Most options and futures transactions on exchanges are executed by member firms with which IJL has a correspondent relationship. All securities transactions are cleared by IJL through its own facilities in Charlotte and those of the National Securities Clearing Corporation in New York City; futures transactions are cleared by correspondent firms.

     External computer service organizations specializing in securities and futures industry applications are used to transmit real-time market data to brokers and traders, to record and process all securities, futures, and related money transactions, to generate client and dealer confirmations and statements, to exchange transactional information with clearing houses and depositories, and to produce required accounting and administrative reports. Sales and administrative personnel have on- line access to client account information and to various external databases. In 1994 IJL commenced a multi-million dollar program of technology improvements intended to provide its retail sales force with a variety of software-based tools to enhance their productivity. Over the next several years this program will be expanded to encompass trading and financial reporting systems which are run on computer facilities operated by IJL.

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES


  Administration and Operations, continued

     The Company believes that its internal controls and safeguards are adequate, although fraud and misconduct by clients and employees, and the possibility of theft of securities, are risks inherent in the securities industry. As required by the NYSE and other regulatory bodies, IJL carries fidelity bonds covering loss or theft of securities, as well as employee dishonesty, forgery and alteration of checks or similar items and forgery of securities. The Company believes the amounts of coverage provided by such bonds are adequate.


  Employees

     As of September 30, 1994, the Company had 1,129 employees, including approximately 500 financial consultants engaged in sales to individual and institutional investors, and 185 other professionals engaged in trading, investment banking, and product and administrative support services. IJL has a four-month training program for potential retail financial consultants which is intended to prepare them for various registration examinations and to give them an in-depth knowledge of the securities industry. Management considers employee relations to be excellent.


  Competition

     The Company competes with other securities firms, both regional and national, some of which offer a broader range of brokerage services and possess substantially greater capital resources. Competition also exists among securities firms for successful sales representatives and product support professionals. In addition, competition from banks, insurance companies and discount brokerages has increased significantly; these firms generally charge lower commission rates to their clients without offering extensive support services such as market information, research, reports on individual companies, and specific recommendations to buy and sell investment products. The Company believes that its position as a major Southeastern regional firm will permit it to compete effectively in the current environment.


  Regulation

     The securities and futures industries in the United States are subject to extensive regulation under both federal and state law. The SEC, CFTC and the Municipal Securities Rulemaking Board each administer federal laws regulating various aspects of IJL's business. Additional regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, NYSE and other securities and futures exchanges. Firms such as IJL are also subject to regulation by state securities commissions in the states in which they do business. All these authorities may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker- dealer, its officers or employees.

     The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of their creditors and shareholders. Broker-dealer regulations cover all aspects of the securities and futures business, including sales methods,

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES


  Regulation, continued

  trade practices, uses and safekeeping of clients' funds, capital structure, recordkeeping, investment advisory services, and conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC, CFTC and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operation and profitability of broker-dealers.


  Net Capital Requirements

     Every registered broker-dealer doing business with the public is subject to the Uniform Net Capital Rule (Rule 15c3-1), promulgated by the SEC and incorporated into the rules of the NYSE, which is designed to ensure financial soundness and liquidity through minimum capital requirements. IJL has elected to use the Rule's alternative method of computation, which requires that its "net capital" be not less than 2% of its aggregate debit balances (primarily receivables from clients and other broker- dealers). In computing net capital, various deductions are made from net worth and qualifying subordinated debt which include assets not readily convertible into cash, such as intangible assets and exchange memberships. In addition, the values of certain other assets (such as securities owned by IJL) are reduced by various amounts to reflect the possibility of a market decline pending their disposition. IJL is also subject to the CFTC minimum net capital requirement which requires net capital to be at least 4% of the amount, as adjusted, required to be segregated in separate accounts for customers under the Commodity Exchange Act. As a member of the NYSE, IJL may be required to reduce its business and restrict redemption of subordinated debt if its net capital becomes less than 4% of its aggregate debit balances, and it may be prohibited from expanding its business and declaring cash dividends if its net capital becomes less than 5% of its aggregate debit balances.

     Compliance with applicable net capital rules could limit IJL's commitment to certain securities activities such as underwriting and market-making, which use significant amounts of regulatory capital, as well as to new activities requiring an infusion of capital. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect IJL's ability to expand or even maintain its present levels of business. While these amounts may vary from day to day, IJL's net capital of $36.8 million at September 30, 1994 was 21.9% of its aggregate debit balances and approximately $33.5 million in excess of its minimum regulatory requirements, as such excess capital and balances are computed under the Rule.


  Item 2.  Properties

     The Company's headquarters are located in Charlotte, and it serves retail and institutional clients through sales offices located in North Carolina, South Carolina, Virginia, Georgia, Pennsylvania, New York and Texas.

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES


  ITEM 2.  PROPERTIES, continued

     The Company leases substantially all of its office facilities.  See
  Note 7, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 1994 which information is incorporated herein by reference. Capital assets include three office buildings (two of which are idle) in Savannah, Georgia, and an investment property in Orlando, Florida; all were acquired as a result of the Johnson Lane transaction. The balance of the capital assets consist primarily of office furniture and leasehold improvements.


  Item 3.  Legal Proceedings

     The Company is a defendant, or otherwise has possible exposure, in various legal actions arising out of its activities as a broker-dealer, underwriter, or employer. Several of these actions, including some class actions, claim substantial or unspecified damages which could be material. While predicting the outcome of litigation is inherently very difficult, and the ultimate resolution, range of loss, and impact on operating results cannot reliably be estimated, management is of the opinion, based upon its understanding of the facts and the advice of legal counsel, that resolution of these actions will not have a material adverse effect on IJL's financial condition.

     The Company, as managing underwriter for common stock offerings of Del-Val Financial Corporation, is a defendant in a consolidated class action seeking damages estimated to potentially exceed $40 million from all defendants. No opinion can be formed at this time concerning the outcome of this litigation.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES

                               PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on the New York Stock
     Exchange.

     The table on page 11 of the 1994 Annual Report to Shareholders shows the high and low market prices of the Company's common stock which information is incorporated herein by reference. In January 1994, the Company's Board of Directors declared a $.03 per share quarterly dividend on the Company's common stock and has subsequently declared quarterly dividends of like amount. Continued payment of dividends in the future will depend upon the Board's evaluation of earnings, financial condition and working capital needs of the Company.

     As of December 2, 1994, the Company had 1,133 shareholders of record.


  ITEM 6.  SELECTED FINANCIAL DATA

     The "Five Year Financial Summary" on the back of the facing page of the inside cover of the 1994 Annual Report to Shareholders is incorporated herein by reference.


  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The information on pages 9 through 11 of the 1994 Annual Report to Shareholders is incorporated herein by reference.


  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and notes to the consolidated financial statements for Interstate/Johnson Lane, Inc., as appearing on pages 12 through 19 of the 1994 Annual Report to Shareholders, are incorporated herein by reference.

     Quarterly "Supplementary Financial Data" is presented on page 11 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

     The Company reclassified, as cash equivalents, certain short-term investments in securities resale agreements effective October 1, 1993. Management believes that this change in classification is appropriate because these transactions represent investments of excess cash and have original maturities of three months or less. Furthermore, this method of presentation is common among other firms in the securities industry. The effect of the change was to increase stated cash and related cash flows (and decrease stated financing resale agreements) by $22.0 million for the year ended September 30, 1994 and $15.0 million for the year ended September 30, 1993.

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning those directors who are executive officers of the Registrant is presented under the caption "Election of Directors" on pages 3 through 5 of the Proxy Statement, dated December 16, 1994, to be used in connection with the Company's Annual
  Shareholders' Meeting to be held January 24, 1995, is incorporated herein by reference.

     In addition to the individuals referred to in the preceding paragraph, the following individuals currently serve as executive officers of the Registrant.

     Edward T. Burton, III, 52, is a Director and Senior Vice President of IJL. Mr. Burton joined IJL in 1994 after six years as President of Rothschild Financial Services, Inc. He currently serves as the
  Managing Director of IJL's Corporate Finance Department.

     Edwin A. Dalrymple, Jr., 44, is a Senior Vice President of IJL and the head of its Retail Division. Mr. Dalrymple joined IJL in 1981, and previously served as branch manager of the Pinehurst and Charlotte branch offices and as Associate Director of the Retail Division. He was elected a Senior Vice President in 1989 and a Director of IJL in 1991.

     Harvey D. Harrelson, 45, has been with IJL since 1981, when he joined the firm as a bond trader, and currently serves as the head of the Fixed Income Division, which includes a staff of 70 professionals. He has been a Senior Vice President and a Director of IJL since 1989.

     Michael D. Hearn, 42, joined IJL in 1976 and has served as Secretary and General Counsel of the Company since 1985. He was elected a Senior Vice President of IJL in 1978 and a Director in 1986.

     George A. McElveen, III, 46, joined IJL as Senior Vice President and Director in 1990 after a 16 year career with Smith Barney Harris Upham and Company, Inc., serving as a managing director of that firm since 1988. Mr. McElveen provided executive support for various business units of IJL until October 1992 when he was elected Chairman and Chief Executive Officer of Sovereign Capital Management, Inc.

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES

                              PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     W. Allen Rogers, II, 48, has been a Director and Senior Vice President of IJL since 1990 and is an investment banker in IJL's Corporate Finance Department. Prior to joining IJL in 1986, he was President of Robison, McAulay & Rogers, Inc., a private investment banking firm in Charlotte.

     Lewis F. Semones, Jr., 36, joined IJL in 1985 as Controller. From May, 1988 to November, 1989 he was chief financial officer of another regional securities firm, after which he rejoined IJL as head of internal audit. He was elected a Senior Vice President in 1992 and a Director in 1994, and presently has executive responsibility for information technology, strategic planning, and several other administrative support functions.

     Executive officers of the Company serve at the pleasure of the Board of Directors.


  ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation" on pages 6 through 9 of the Proxy Statement, dated December 16, 1994, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 24, 1995, is incorporated herein by reference.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Proxy
  Statement, dated December 16, 1994, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 24, 1995, is incorporated herein by reference.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Related Transactions" on page 8 of the Proxy Statement, dated December 16, 1994, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 24, 1995, is incorporated herein by reference.

                    INTERSTATE/JOHNSON LANE, INC.
                    AND CONSOLIDATED SUBSIDIARIES

                               PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K


  (a) (1) and (2)     Financial Statements and Schedules                  Reference (page)
                                                                     Form 10-K         Annual
                                                                       Annual       Shareholder
                                                                       Report          Report

  Data incorporated by reference from the accompanying 1994
  Annual Report to Shareholders:

          Consolidated Statements of Financial Condition as of
          September 30, 1994 and 1993                                                  13

          Consolidated Statements of Operations for the years ended
          September 30, 1994, 1993 and 1992                                            14

          Consolidated Statements of Cash Flows for the years
          ended September 30, 1994, 1993 and 1992                                      15

          Consolidated Statements of Changes in Shareholders' Equity
          for the years ended September 30, 1994, 1993 and 1992                        16


          Notes to Consolidated Financial Statements                                17-19

  Data submitted herewith:
          Report of Independent Accountants                               16

          Financial Statement Schedules:

             VIII - Valuation and Qualifying Accounts                     17
                IX - Short-Term Borrowings                                18


      All other schedules are omitted because they are not required, are not applicable, or because the required information is given in the consolidated financial statements or notes thereto.

     With the exception of the specific pages referenced, (back of facing page of the inside cover, 9 through 19), the 1994 Annual Report to Shareholders is not deemed filed as part of this report.

                         INTERSTATE/JOHNSON LANE, INC.
                         AND CONSOLIDATED SUBSIDIARIES


  Exhibits:
     (i)  The following exhibits are filed as part of this report:

     Exhibit
          11   Statement Regarding Computation of Per Share Earnings
          13   1994 Annual Report to Shareholders
          21   Subsidiaries
          23   Consent of Independent Accountants

     (ii)  The following exhibits have been previously filed:

          3(a) Certificate of Incorporation of the Company, as Amended, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           (b) By-Laws of the Company, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           (c) Amendment of the Certificate of Incorporation, incorporated herein by reference to Form 10Q filed May 14, 1987.

           (d) Restated Certificate of Incorporation of Interstate Securities, Inc., incorporated herein by reference to the Company's Form S-4 Registration
               Statement, filed September 26, 1988.

           (e) Certificate of Amendment of Restated Certificate of Incorporation of Interstate Securities, Inc., incorporated herein by reference to Form 10Q filed
               February 13, 1989.

          4(a) Specimen Certificate of Common Stock, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

          Material Contracts:

         10(a) 1985 Incentive Stock Option Plan, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           (b) Interstate Securities Corporation Profit-Sharing and Capital Accumulation Plan and Trust, Amended and Restated as of October 1, 1984, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

                             INTERSTATE/JOHNSON LANE, INC.
                             AND CONSOLIDATED SUBSIDIARIES


  (ii)  Exhibits previously filed, continued:

        10(c)  Interstate Securities Corporation Employee Stock
               Ownership and PAYSOP Plan and Trust, Amended and Restated as of October 1, 1984, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

          (d) Lease Agreement dated January 27, 1981 between Interstate and JACMABRUTER, a North Carolina partnership, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2- 98424), which became effective on July 31, 1985.

          (e) Lease Agreement dated October 21, 1983 between Interstate and NCNB National Bank of North Carolina, co-trustee (u/w of Walter H. Hook, Sr. and u/a Walter W. Hook, Jr.), incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

          (f) Ominbus Account Agreement dated May 1, 1984 between Interstate and Pershing Futures, a Division of Donaldson, Lufkin & Jenrette Securities Corporation, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

          (g) Financial Information Service Agreement dated March 5, 1981 between Interstate and Quotron Systems, Inc., incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

          (h) Financial Data Base Services Agreement dated December 3, 1984 between Interstate and Quotron Systems, Inc., incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

          (i) Form of Indemnity Agreement entered into between Interstate Securities, Inc. and each of its Directors and Officers, incorporated herein by reference to Form 10K filed December 23, 1986.

          (j) Interstate/Johnson Lane, Inc. 1985 Nonqualified Stock Option Plan, incorporated herein by reference to Form 10Q filed February 12, 1986.

          (k) Lease agreement dated October 9, 1987 between Interstate Securities, Inc., and Office On The Square Limited
               Partnership, a North Carolina limited partnership, incorporated herein by reference to Form 10K filed December 2, 1988.

                         INTERSTATE/JOHNSON LANE, INC.
                         AND CONSOLIDATED SUBSIDIARIES


          (l)  Lease agreement dated January 25, 1990, between
               Interstate/Johnson Lane Corporation and RESURGENS PLAZA SOUTH ASSOCIATES, a Georgia general partnership, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

          (m)  Lease agreement dated December 30, 1991 between
               Interstate/Johnson Lane Corporation and ADP
               Financial Information Services, Inc., incorporated herein by reference to the Company's Form S-1
               Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

          (n)  Lease agreement dated June 8, 1993 between
               Interstate/Johnson Lane Corporation and Vanguard/IJL Limited Partnership incorporated herein by reference to Form 10K filed December 23, 1993.

  (b)  Reports on Form 8-K

         There were no 8-K reports filed during the fourth quarter of fiscal year 1994.

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 as follows:

     Interstate/Johnson Lane, Inc.
        Amended and Restated
        1987 Stock Award Plan                     Filed 10/26/94

     Interstate/Johnson Lane, Inc.
        Amended and Restated
        1987 Stock Award Plan                     Filed 09/13/91

     Interstate/Johnson Lane, Inc.
        Amended and Restated
        1985 Incentive Stock Option Plan          Filed 11/06/89

     Interstate/Johnson Lane, Inc.
        1985 Non-Qualified Stock Option Plan      Filed 11/06/89

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim arises for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person in connection with the securities being registered), the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                  REPORT OF INDEPENDENT ACCOUNTANTS


  To the Shareholders of
     Interstate/Johnson Lane, Inc.:

     We have audited the consolidated financial statements of Interstate/Johnson Lane, Inc. and Subsidiaries as of September 30, 1994 and 1993, and for each of the three years in the period ended September 30, 1994, which financial statements are included on pages 13 through 19 of the 1994 Annual Report to Shareholders of Interstate/Johnson Lane, Inc. and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 12 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Interstate/Johnson Lane, Inc. and Subsidiaries as of September 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Note 8 to the Consolidated Financial Statements, the Company is a defendant in lawsuits arising from its role as managing underwriter for a common stock offering. The ultimate outcome of the litigation cannot presently be determined.

     As discussed in Note 12 to the Consolidated Financial Statements, on October 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

     As discussed in Note 1 to the Consolidated Financial Statements, the Company reclassified as cash equivalents certain short-term investments in repurchase agreements.


Charlotte, North Carolina (Signature of Coopers & Lybrand L.L.P.-- See appendix) October 25, 1994

         SCHEDULE VIII -- Valuation and Qualifying Accounts
           INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES







                                                         Additions
                                       Balance at        charged to                    Balance at
                                        beginning        costs and                       end of
      Description                       of period         expenses      Deductions       period
Year Ended September 30, 1994
Provision for real estate charges:
   Asset valuation accounts               5,493,789      1,125,000     (250,000)C       6,368,789
   Reserves                                 550,000        150,000     (450,000)B         250,000

  Reserves for uncollectible customer       442,398         (4,482)    (175,681)C         262,235
  accounts: Asset valuation accounts

  Reserve for lease obligations             149,848        114,984     (155,328)A         109,504

Year Ended September 30, 1993
Provision for real estate charges:
  Asset valuation accounts               $3,838,215     $1,655,574         -           $5,493,789
  Reserves                                2,050,000           -        (575,000)A

                                                                       (925,000)B         550,000
  Reserves for uncollectible customer
  accounts: Asset valuation accounts      1,680,056         92,075   (1,329,733)C         442,398


  Reserve for lease obligations             283,995         89,552     (183,292)A
                                                                        (40,407)B         149,848
  Restructuring reserve                     291,884           -         (25,000)A
                                                                       (266,884)B            -

Year Ended September 30, 1992
Provision for real estate charges:

  Asset valuation accounts               1,846,014       1,992,201          -          3,838,215
  Reserves                               2,275,000         100,000      (75,000)A
                                                                       (250,000)B      2,050,000

  Reserves for uncollectible customer
  accounts: Asset valuation accounts     1,883,533          55,682     (259,159)C      1,680,056

  Reserve for lease obligations            308,239         186,517     (210,761)A        283,995

  Restructuring reserve                    699,271         187,504     (594,891)A        291,884


  A - Payments charged to reserve
  B - Reassessment of reserve
  C - Specific account charge-offs

                                SCHEDULE IX -- SHORT-TERM BORROWINGS
                           INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES





  Category of                                                       Maximum                Average                 Weighted
  aggregate                                                          amount                 amount                  average
  short-term             Balance at       Weighted average         outstanding            outstanding            interest rate
  borrowings            end of period      interest rate       during the period      during the period      during the period

  Year Ended
   September 30, 1994:
     Bank loans             $4,996,413       6.475%                $25,000,000           $11,599,891                 4.01%

  Year Ended
   September 30, 1993:
     Bank loans             $2,288,106       4.75%                 $28,000,000           $12,842,966                 3.95%

  Year Ended
   September 30, 1992:
     Bank loans           $11,600,000        5.09%                 $30,000,000           $10,681,594                 4.76%


  NOTE:
  Bank loans outstanding were obtained to finance securities owned by Interstate/Johnson Lane Corporation and are payable on demand.
  Interest rates on such loans fluctuate with the lending institutions' respective broker loan rates. The average amount outstanding and average interest rate were computed on a monthly basis.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

  SIGNATURES

     Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 1994.

                    INTERSTATE/JOHNSON LANE, INC.


                         BY:
                            James H. Morgan, President
                            and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                     Date


                      President, Chief Executive Officer
James H. Morgan       and Director                         December 22, 1994


                      Vice President - Finance and
Edward C. Ruff        Treasurer (Principal Financial
                      Officer) and Director                December 22, 1994


                      Assistant Vice President
C. Fred Wagstaff, III (Principal Accounting Officer)       December 22, 1994


                      Chairman of the Board of Directors   December 22, 1994
Parks H. Dalton


                      Director                             December 22, 1994
Claude S. Abernethy, Jr.


                      Director                             December 22, 1994
Dudley G. Pearson


                      Director                             December 22, 1994
Grady G. Thomas, Jr.

  EXHIBIT INDEX


  Exhibit
  Number       Description of Exhibit

   11      Statement Regarding Computation of Per
           Share Earnings

   13      1994 Annual Report to Shareholders

   21      Subsidiaries

   23      Consent of Independent Accountants

***********************************************************************

                         APPENDIX


On The Report of Independent Accountants page Coopers & Lybrand L.L.P. signature appears where indicated.

On the front cover of Exhibit 13 the words INTERSTATE/JOHNSON LANE appears in the top left corner and four pictures in each of the corners. The picture in the upper left corner is one of a building that has several statues and the words "Stock Exchange" on the front. In the bottom left corner the is a picture of a bird's nest with three eggs in it. In the upper right corner is a picture of some gears and in the bottom right corner is a picture of three keys on a ring with the words 1994 ANNUAL REPORT under it.


On page three of Exhibit 13 the Signatures of Parks H. Dalton and James H. Morgan appear where indicated.

On page four of Exhibit 13 a picture appears in the bottom left corner of a building that has several statues and the words "Stock Exchange" on the front.


On page five of Exhibit 13 in the upper right corner a picture of some gears appears.


On page six of Exhibit 13 in the upper left corner a picture of a birds nest appears with three eggs in it.

On page seven of Exhibit 13 in the bottom right corner a picture of three keys on a ring appears.

On page twelve of Exhibit 13 the Signatures of James H. Morgan,
Edward C. Ruff and Coopers & Lybrand L.L.P. appear where indicated.

On the inside back cover of Exhibit 13 in the bottom right corner a picture of a little girl with a book is talking to a man.

On the back cover of Exhibit 13 the Interstate/Johnson Lane logo appears in the bottom left corner.

On Exhibit 23 the Signature of Coopers & Lybrand, L.L.P. appears where indicated.