Form 10-Q
period 1994-10-02
INTERSTATE JOHNSON LANE INC
filed 1995-02-15
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1994

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

Yes      X         No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at January 31, 1995
(Common stock, $.20 par value)                            6,338,092

                             INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                                 Index

                                                                 Page Number

Part I.  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Statements of
                 Financial Condition--December 31, 1994 and
                 September 30, 1994                                   3

                 Condensed Consolidated Statements of
                 Operations--Three Months Ended
                 December 31, 1994 and 1993                           4

                 Condensed Consolidated Statements of
                 Cash Flows--Three Months Ended
                 December 31, 1994 and 1993                           5

                 Notes to Condensed Consolidated Financial
                 Statements                                           6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        9


Part II.         Other Information

         Item 1. Legal Proceedings                                   12

         Item 6. Exhibits and Reports on Form 8-K                    12

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                     (All dollars in thousands)
                                                                    December 31,    September 30,
                                                                        1994             1994
      Assets
      Cash and cash equivalents                                      $ 12,619       $ 30,193
      Cash and securities segregated for
         regulatory purposes                                           86,928         83,983
      Loans under matched securities resale agreements                370,400        339,189
      Receivables:
        Financing resale agreements                                    30,829         20,989
        Customers                                                     177,925        170,060
        Brokers, dealers and clearing agencies                         19,163         15,573
        Other                                                           7,676          9,418
      Securities owned                                                 94,462         57,023
      Land, buildings, and improvements, net                            8,735          9,135
      Office facilities and equipment, net                              6,705          6,406
      Goodwill and intangible assets                                   14,134         14,285
      Other assets                                                     11,668         11,579
                                                                     $841,244       $767,833

      Liabilities and Shareholders' Equity
      Short-term borrowings:
        Checks payable                                               $20,929         $18,179
        Bank loans                                                        -            4,997
        Financing repurchase agreements                               39,910          11,935
      Borrowings under matched securities repurchase agreements      372,737         339,777
      Payables:
        Customers                                                    240,231         227,431
        Brokers and dealers                                            5,760           6,388
        Income taxes                                                     843             297
        Other                                                          6,955           8,327
      Accrued compensation and benefits                                7,232          13,010
      Securities sold but not yet purchased                           31,858          23,258
      Notes payable                                                    8,097           8,143
      Other liabilities and accrued expenses                          16,748          16,922
                                                                     751,300         678,664
      Minority interest                                                  200             200
      Subordinated debt                                               20,999          20,999
      Shareholders' equity:
            Common stock                                               1,377           1,377
            Additional paid-in-capital                                31,414          31,589
            Retained earnings                                         40,611          39,871
                                                                      73,402          72,837
            Less:  treasury stock, at cost                            (4,657)         (4,867)
                  Total shareholders' equity                          68,745          67,970
                                                                    $841,244        $767,833


The accompanying notes are an integral part of the condensed consolidated financial statements.




                            INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)


                                                  For the Three Months
                                                   Ended December 31,
                                                    1994         1993
      Revenues:
         Commissions and sales credits          $  24,247   $   31,094
         Trading gains, net                         1,501        2,132
         Investment banking and underwriting          955        1,003
         Asset management and advisory              1,722        1,346
         Interest                                   9,818        5,370
         Other                                      1,424        1,769
      Total revenues                               39,667       42,714
         Interest expense                           7,775        3,436
      Net revenues                                 31,892       39,278
      Expenses:
         Compensation and benefits                 20,328       23,716
         Occupancy                                  1,938        1,881
         Technology and telephone                   3,499        3,309
         Execution, clearance and depository          875          968
         Promotion and development                  1,199        1,278
         Professional services                        810          991
         Printing, postage and supplies               712          723
         Other operating expenses                     978        2,163
      Total expenses                               30,339       35,029
      Income before income taxes and
           cumulative effect of a change
            in accounting principle                 1,553        4,249
      Income tax expense                              621        1,690
      Income before cumulative effect of a
           change in accounting principle             932        2,559
        Cumulative effect of a change in
         accounting principle (Note 5)               -           3,059
      Net Income                                $     932   $    5,618
      Primary earnings per share:
         Income before cumulative effect of a
              change in accounting principle    $     0.15  $      0.39
         Cumulative effect of a change in
              accounting principle (Note 5)          -             0.46
         Net income                             $     0.15  $      0.85
      Fully diluted earnings per share:
         Income before cumulative effect of a
             change in accounting principle     $     0.15  $      0.36
         Cumulative effect of a change in
             accounting principle (Note 5)           -             0.38
         Net income                             $     0.15  $      0.74
      Weighted average shares:
         Primary                                 6,389,920    6,638,798
         Fully diluted                           7,657,172    7,995,112


The accompanying notes are an integral part of the condensed consolidated financial statements.


                        INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWES
                            For the three months ended December 31,
                                          (Unaudited)


                                                                 (All dollars in thousands)
                                                                         1994        1993
           Cash flows from operating activities:
           Net income                                                     $  932      $5,618
           Adjustments to reconcile net income to cash provided
             (used) by operating activities:
              Depreciation and amortization                                  794         774
              Provision for real estate charges                              250         850
              Other non-cash items                                          (108)        444
                                                                             936       2,068

           Cash and  securities segregated for
               regulatory purposes                                        (2,945)    (11,581)
           Loans under matched securities resale and repurchase agreements 1,749      (2,951)
           Net payables to customers                                       4,935      21,799
           Net receivables from brokers, dealers and clearing agencies    (4,218)    (18,867)
           Other receivables                                               1,742        (805)
           Securities owned, net                                         (28,840)    (13,889)
           Other assets                                                     (117)     (3,094)
           Income taxes payable                                              546      (1,400)
           Accrued compensation and benefits                              (5,778)     (3,919)
           Other liabilities and accrued expenses                         (1,394)     (2,196)
                                                                          (34,320)    (36,903)
                Cash (used) provided by operating activities              (32,452)    (29,217)

           Cash flows from financing activities:
           Proceeds from (repayment of ):
              Short-term bank borrowings                                   (2,246)       (285)
              Borrowings under financing repurchase and resale agreements,
                net                                                        18,136      21,482
              Notes payable                                                   (45)       (512)
           Proceeds from stock discount program                               736          -
           Proceeds from stock options exercised                                7          98

           Purchase of stock for treasury                                    (840)       (519)
           Dividends paid                                                    (192)         -

                Cash provided (used) by financing activities               15,556      20,264

           Cash flows from investing activities:
           Capital expenditures                                              (678)       (169)
                Cash used by investing activities                            (678)       (169)

           Net increase (decrease) in cash and cash equivalents           (17,574)     (9,122)
           Cash and cash equivalents at beginning of period                30,193      20,393
           Cash and cash equivalents at end of period                    $ 12,619      11,271
           Cash paid during the quarter for:
              Interest                                                   $  7,736     $ 2,972
              Income taxes                                               $    151     $ 3,168


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

   At December 31, 1994, IJL's net capital was 22% of its aggregate debit balances and approximately $34.9 million in excess of its minimum regulatory requirements.



3.  Commitments and Contingencies:

   Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                    Millions

                 For the nine months ended September 30, 1995          $7.9

                 For the fiscal year ended September 30,
              1996                                                      7.5
              1997                                                      5.2
              1998                                                      4.5
              1999                                                      2.9
              Thereafter                                                0.7
                                                                      $28.7

                          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (Unaudited)


    3.  Commitments and Contingencies, continued:

   In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At December 31, 1994, contingent liabilities under these obligations amounted to approximately $475,000 in the aggregate.

   Of a $20 million irrevocable letter of credit available, the amount outstanding at December 31, 1994 under this facility was $450,000.


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




    5.  Financial Instruments with Off-Balance-Sheet Risk, continued:

   Obligations arising from financial instruments sold short in connection with its normal trading activities expose IJL to risk in the event market prices increase, since it may be obligated to repurchase those positions at a greater price. IJL's short selling primarily involves debt securities, which are typically less volatile than equities or options.

   Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At December 31, 1994, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $87.9 million and short market values of approximately $88.9 million, and futures sale contracts with short values of $7.2 million.

   IJL   enters  into  resale  agreements,  whereby  it  lends  money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the
   creditworthiness of the  borrower.    Approximately  86%  of  all
   loans under securities resale agreements at December 31, 1994 were made to three counterparties.

                          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Business Environment

The  Company's  principal  activities  --  securities  brokerage  for individual (retail) and institutional investors, market-making in equity and fixed-income securities, investment banking and underwriting, and investment management and advisory services -- are
highly competitive.    Strategic  alliances between investment firms and
commercial banks, insurance companies, and other financial services entities have intensified this competition. Many of the Company's revenue sources are sensitive to marketplace trading volumes and to interest rate conditions which can be volatile.


During the past four years, the Company has undertaken a major commitment to build its retail sales force by recruiting and
training  individuals  without securities industry experience.    As  a
result, approximately 28% of the Company's retail financial consultants are individuals with less than three years' experience. While this condition may bode well for the future, a continued slowdown in individual investor activity could negatively impact the revenue production of a less seasoned sales force. Securities and Exchange Commission rulings and proposals in 1994 on broker-dealer practices related to order flow, and on disclosure requirements for institutions using "soft dollars" to pay for research services, the latter a significant source of the Company's profits, could also have a dampening effect on operating results.


The Company's trading inventories may include, from time to time, positions in taxable and non-taxable debt securities which have
greater  risks than positions in investment grade securities.    While
these positions are required to be valued at "market", there is a thinly traded market for such securities; quotes are generally available from a limited number of dealers and may not represent firm bids
or  offers.    The  average inventory of these securities  during  the
three months ended December 31, 1994, was $11 million. As of that same date, such holdings represented $9.7 million, or 10.2%, of all securities owned by the Company.


Liquidity and Capital Resources

The  Company's cash position decreased $17.6 million for the three
months ended December 31, 1994.    Operating activities and capital
expenditures consumed $35.0 million of cash, funded in part by $1.9 million of net income adjusted for depreciation and non-cash charges. Financing sources were utilized to provide an additional $15.5 million of cash, and the remaining expenditures were financed from cash on hand at the beginning of the period.

                        INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

The Company's permanent capital consists of its shareholders' equity and subordinated debt. Day-to-day financing requirements are primarily influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables
under resale  agreements.    Significant  cash requirements could occur
in connection with payments under   deferred  compensation  plans,
repurchase of the Company's common stock and/or convertible debentures, payment of dividends, and litigation settlements arising
from normal business  operations.    The  Company  also anticipates
capital expenditures in the $7 to $10 million range over the next several years in connection with a major program of technology improvements.

At December 31, 1994, the Company had $115 million of unused call loan financing available. In addition, the Company maintains significant credit lines for repurchase agreements with other financial institutions and has financed its customer receivables with
customer payables  for  many  years.    Management  believes  that
these resources, together with the Company's permanent capital base and funds provided by operations, will satisfy normal financing
needs  for  the  foreseeable  future.    The  Company's  broker-dealer
subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and has consistently operated well in excess of
the  minimum  requirements.    At  December  31,  1994, IJL had net
capital of $38.4 million, "excess net capital" of approximately $34.9 million, and a net capital ratio of 22%.


Results of Operations

For the three months ended December 31, 1994, net revenues decreased $7.4 million, or 19%, from the previous year, while expenses, other than interest, decreased $4.7 million, or 13%. Net income of $932,000 was down $4.7 million from the results of the period of a year ago which were augmented by a $3.1 million credit from the cumulative effect of adopting Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes".

Overall, commissions and sales credits decreased by about $6.8 million, or 22% from the same three-month period of a year ago, representing declines of 14% and 34% for the retail and institutional sectors, respectively. Fewer equity underwritings, and fewer secondary market transactions in both exchange listed and OTC equities and in taxable debt securities, were the primary contributors to the decline in both the retail and institutional sectors.

Net trading gains decreased $630,000, or 30%, from the same three month period of a year ago due primarily to a 50% decline in trading profits on over-the-counter stocks. Asset management and advisory fees were up $376,000, or 28%, due to the continued growth of "wrap fees" paid by retail clients in lieu of transaction-based commissions.

                       INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued


Interest revenues were up about $4.4 million for the three months ended December 31, 1994, while expenses increased $4.3 million. Roughly half of the increase in both revenues and expenses is attributable to significantly higher levels of matched resale and repurchase agreements; the remaining increase in revenues is attributable to higher interest rates than a year ago.

Compensation and benefits costs decreased $3.4 million, or 14%, due primarily to a decline in transaction-based commissions and other incentive payments. Execution, clearance and depository costs also decreased as a result of lower transaction volumes. Professional services decreased $180,000, or 18%, due to a decrease in consulting expenses related to development of a strategic technology
plan.    Other  operating  expenses decreased $1.2 million,  or  55%, for the quarter largely as a result of decreased charges to certain asset valuation accounts and smaller provisions for legal and related matters.

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


Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 Designation of Exhibit                             Sequential
                     in this Report              Description        Page Number

                          11                Statement Regarding
                                            Computation of Per
                                               Share Earnings             15
                          27                Financial Data Schedules      16

         (b)     Reports on Form 8-K

                 There were no reports on Form 8-K filed for the three months ended December 31, 1994.

                             INTERSTATE/JOHNSON LANE, INC.
                             AND CONSOLIDATED SUBSIDIARIES


                                       SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        INTERSTATE/JOHNSON LANE, INC.
                                                   Registrant


         Signature             Title                               Date



                               President and Chief
       James H. Morgan         Executive Officer             February 15, 1995



                               Vice President - Finance
      Edward C. Ruff           and Treasurer (Principal
                               Financial Officer)            February 15, 1995



                               Assistant Vice President
      C. Fred Wagstaff, III    (Principal Accounting
                               Officer)                       February 15, 1995