Form 10-Q
period 1995-03-31
INTERSTATE JOHNSON LANE INC
filed 1995-05-15
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1995

                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to ______________

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

Yes X   No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                           Outstanding at April 30, 1995
(Common stock, $.20 par value)                      6,306,584

INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                Index


                                                              Page Number

Part I.Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Statements of
         Financial Condition--March 31, 1995 and
         September 30, 1994                                           3

         Condensed Consolidated Statements of
         Operations--Six Months Ended
         March 31, 1995 and 1994                                      4

         Condensed Consolidated Statements of
         Cash Flows--Six Months Ended
         March 31, 1995 and 1994                                      5

         Notes to Condensed Consolidated Financial
         Statements                                                   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9

Part II. Other Information

Item 1.  Legal Proceedings                                           12

Item 6.  Exhibits and Reports on Form 8-K                            12

                   INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (Unaudited)


                                                          (All dollars in thousands)
                                                           March 31,     September 30
                                                             1995            1994
 Assets
 Cash and cash equivalents                               $  11,362       $  30,193
 Cash and securities segregated for
    regulatory purposes                                    108,130          83,983
 Loans under matched securities resale agreements          316,029         339,189
 Receivables:
   Financing resale agreements                              36,353          20,989
   Customers                                               171,916         170,060
   Brokers, dealers and clearing agencies                    8,928          15,573
   Other                                                     5,345           9,418
 Securities owned                                           72,842          57,023
 Land, buildings, and improvements, net                      8,335           9,135
 Office facilities and equipment, net                        7,128           6,406
 Goodwill and intangible assets                             13,979          14,285
 Other assets                                               16,003          11,579
                                                         $ 776,350       $ 767,833

 Liabilities and Shareholders' Equity
 Short-term borrowings:
   Checks payable                                        $  11,986       $  18,179
   Bank loans                                                 ---            4,997
   Financing repurchase agreements                          24,243          11,935
 Borrowings under matched securities repurchase agreements 319,783         339,777
 Payables:
   Customers                                               248,302         227,431
   Brokers and dealers                                       1,762           6,388
   Income taxes                                                845             297
   Other                                                     5,883           8,327
 Accrued compensation and benefits                           9,767          13,010
 Securities sold but not yet purchased                      38,647          23,258
 Notes payable                                               7,462           8,143
 Other liabilities and accrued expenses                     16,526          16,922
                                                           685,206         678,664
 Minority interest                                             200             200
 Subordinated debt                                          20,999          20,999
 Shareholders' equity:
       Common stock                                          1,377           1,377
       Additional paid-in-capital                           31,314          31,589
       Retained earnings                                    42,022          39,871
                                                            74,713          72,837
       Less:  treasury stock, at cost                       (4,768)         (4,867)
             Total shareholders' equity                     69,945          67,970
                                                         $ 776,350       $ 767,833


                        The accompanying notes are an integral part of the
                           condensed consolidated financial statements.






                       INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                              For the Six Months For the Three Months
                                                Ended March 31,     Ended March 31,
                                              1995       1994       1995      1994
Revenues:
   Commissions and sales credits            $51,681    $61,732     $27,434   $30,638
   Trading gains, net                         4,314      3,968       2,812     1,836
   Investment banking and underwriting        1,824      3,545         869     2,542
   Asset management and advisory              3,517      2,927       1,795     1,581
   Interest                                  20,591     11,949      10,773     6,579
   Other                                      3,319      4,027       1,895     2,257
Total revenues                               85,246     88,148      45,578    45,433
   Interest expense                          16,360      7,959       8,585     4,523
Net revenues                                 68,886     80,189      36,993    40,910
Expenses:
   Compensation and benefits                 43,698     48,682      23,370    24,967
   Occupancy                                  3,798      3,885       1,860     2,005
   Technology & telephone                     7,330      6,692       3,831     3,383
   Execution, clearance and depository        1,886      1,925       1,011       957
   Promotion and development                  2,780      2,667       1,581     1,358
   Professional services                      1,502      2,020         692     1,059
   Printing, postage and supplies             1,620      1,626         908       904
   Other operating expenses                   2,129      3,657       1,150     1,491
Total expenses                               64,743     71,154      34,403    36,124

Income before income taxes
      and cumulative effect of a change
      in accounting principle                 4,143      9,035       2,590     4,786
Income tax expense                            1,609      3,652         988     1,962
Income before cumulative effect of a
     change in accounting principle           2,534      5,383       1,602     2,824
  Cumulative effect of a change in
   accounting principle                         ---      3,059         ---       ---
Net Income                                  $ 2,534    $ 8,442     $ 1,602   $ 2,824
Primary earnings per share:
  Income before cumulative effect of a
       change in accounting principle       $  0.40    $  0.81     $  0.25   $  0.43
   Cumulative effect of a change in
        accounting principle                    ---       0.47         ---       ---
   Net income                               $  0.40    $  1.28     $  0.25   $  0.43
Fully diluted earnings per share:
   Income before cumulative effect of a
       change in accounting principle       $  0.40    $  0.74     $  0.24   $  0.39
   Cumulative effect of a change in
       accounting principle                     ---       0.38         ---       ---
   Net income                               $  0.40    $  1.12     $   0.24   $ 0.39
 Weighted average shares:
   Primary                                6,369,903  6,618,176    6,349,441 6,597,095
   Fully diluted                          7,648,482  7,945,401    7,628,020 7,926,571


                The accompanying notes are an integral part of the
                   condensed consolidated financial statements.

                        INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              For the six months ended March 31,
                                         (Unaudited)

                                                                (All dollars in thousands)
                                                                     1995        1994
Cash flows from operating activities:
Net income                                                        $  2,534     $  8,442
Adjustments to reconcile net income to cash provided
 (used) by operating activities:
Depreciation and amortization                                        1,581        1,557
Provision for real estate charges                                      500          500
Other non-cash items                                                   (42)       1,145
                                                                     2,039        3,202
Cash and  securities segregated for
    regulatory purposes                                             (24,147)     (4,087)
Loans under matched securities resale and repurchase agreements, net  3,166     (10,334)
Net payables to customers                                            19,015      (6,793)
Net receivables from brokers, dealers and clearing agencies           2,019      (1,841)
Other receivables                                                     4,073      (1,635)
Securities owned, net                                                  (431)     17,168
Other assets                                                         (4,448)     (3,054)
Income taxes payable                                                    548        (817)
Accrued compensation and benefits                                    (3,243)     (3,252)
Other liabilities and accrued expenses                               (2,720)       (798)
                                                                     (6,168)    (15,443)
            Cash (used) by operating activities                      (1,595)     (3,799)

Cash flows from financing activities:
Proceeds from (repayment of ):
  Short-term bank borrowings                                        (11,189)     (3,538)
  Notes payable                                                        (680)       (681)
Loans under financing repurchase and resale agreements, net          (3,056)     12,407
Proceeds from stock discount program                                    736         ---
Proceeds from stock options exercised                                   146         192
Purchase of stock for treasury                                       (1,260)     (2,097)
Dividends paid                                                         (383)       (199)

         Cash (used) provided by financing activities               (15,686)      6,084

Cash flows from investing activities:
Capital expenditures                                                 (1,549)       (925)
         Cash used by investing activities                           (1,549)       (925)

Net increase (decrease) in cash and cash equivalents                (18,831)      1,360
Cash and cash equivalents at beginning of period                     30,193      20,393
Cash and cash equivalents at end of period                        $  11,362    $ 21,753
Cash paid during the quarter for:
  Interest                                                        $   8,710    $  4,207
  Income taxes                                                    $   1,073    $  1,049


                    The accompanying notes are an integral part of the
                       condensed consolidated financial statements.

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.Basis of Presentation:

The interim financial statements are unaudited; however, such information reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the period. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full fiscal year.


2.Net Capital Requirements:

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

At March 31, 1995, IJL's net capital was 23% of its aggregate debit balances and approximately $36.9 million in excess of its minimum regulatory requirements.


3.Commitments and Contingencies:

Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                   Millions

For the six months ended September 30, 1995           $5.3

For the fiscal year ended September 30,
                1996                                  7.6
                1997                                  5.4
                1998                                  4.6
                1999                                  3.0
                Thereafter                             .7
                                                    $26.6

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


3.Commitments and Contingencies, continued:

In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At March 31, 1995, contingent liabilities under these obligations amounted to approximately $500,000 in the aggregate.

Of a $20 million irrevocable letter of credit available, the amount outstanding at March 31, 1995 under this facility was $450,000.


4.Legal Proceedings:

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


5.Financial Instruments with Off-Balance-Sheet Risk:

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

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


5.Financial Instruments with Off-Balance-Sheet Risk, continued:


Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At March 31, 1995, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $89.5 million and short market values of approximately $91.3 million and futures sale contracts with short values of $13.6 million.

IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 90% of all loans under securities resale agreements at March 31, 1995 were made to three counterparties.

IJL incurs risk in underwriting public securities offerings to the extent that prospective buyers fail to purchase the securities. The Company attempts to mitigate this risk through due diligence carried out prior to undertaking the contractual obligation.

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


During the past four years, the Company has undertaken a major commitment to build its retail sales force by recruiting and training individuals without securities industry experience. As a result, approximately 23% of the Company's retail financial consultants are individuals with less than three years' experience. While this condition may bode well for the future, a continued slowdown in individual investor activity may negatively impact the revenue production of a less seasoned sales force. Securities and Exchange Commission rulings and proposals in 1994 on broker-dealer practices related to order flow, and on disclosure requirements for institutions using "soft dollars" to pay for research services, the latter a significant source of the Company's profits, could also have a dampening effect on operating results.

The Company's trading inventories may include, from time to time, positions in taxable and non-taxable debt securities which have greater risks than positions in investment grade securities. While these positions are required to be valued at "market", there is a thinly traded market for such securities; quotes are generally available from a limited number of dealers, and may not represent firm bids or offers. The average inventory of these securities during the three months ended March 31, 1995, was $9.2 million. As of that same date, such holdings represented $6.8 million, or 9.3%, of all securities owned by the Company.


Liquidity and Capital Resources

The Company's net cash position decreased $18.8 million for the six months ended March 31, 1995. Operating activities consumed $6.2 million of cash, offset in part by $4.6 million of net income adjusted for depreciation and other non-cash charges. Financing activities consumed an additional $15.7 million of cash while capital expenditures totaled $1.5 million.

            INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

The Company's permanent capital consists of its shareholders' equity and subordinated debt. Day-to-day financing requirements are primarily influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant cash requirements could occur in connection with payments under deferred compensation plans, repurchase of the Company's common stock and/or convertible debentures, payment of dividends, and litigation settlements arising from normal business operations. Beginning in fiscal 1995, the Company anticipates capital expenditures in the $7 to $10 million range over several years in connection with a major program of technology improvements.

At March 31, 1995, the Company had $115 million of unused call loan financing available. In addition, the Company maintains significant credit lines for repurchase agreements with other financial institutions and has financed its customer receivables with customer payables for many years. Management believes that these resources, together with the Company's permanent capital base and funds provided by operations, will satisfy normal financing needs for the foreseeable future. The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and has consistently operated well in excess of the minimum requirements. At March 31, 1995, IJL had net capital of $40.3 million, "excess net capital" of approximately $36.9 million, and a net capital ratio of 23%.


Results of Operations

For the six months ended March 31, 1995, net revenues decreased $11.3 million, or 13%, from the previous year, while expenses, other than interest, decreased $6.4 million, or 9%. Net income of $2.5 million was down $5.9 million from the results of the period of a year ago which were augmented by a $3.1 million credit from the cumulative effect of adopting Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Net revenues decreased $3.9 million, or 10% for the three months ended March 31, 1995, while total expenses decreased $1.7 million, or 5%. Net income for the period was $1.6 million or $.25 per share compared with $2.8 million or $.43 per share for the same quarter of a year ago.

Overall, commissions and sales credits decreased by about $10.1 million, or 16% from the same six- month period of a year ago, representing declines of 10% and 26% for the retail and institutional sectors, respectively. For the three-month period ended March 31, 1995, commissions and sales credits decreased about $3.2 million from the same period of a year ago. Substantially fewer equity underwritings combined with lower secondary market transactions in both exchange listed and OTC equities, and decreases in mutual funds and taxable debt securities, contributed to the decline in both the retail and institutional sectors for both periods.

             INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Net trading gains increased $350,000, or 8%, and $1 million, or 35%, from the same six and three month periods of a year ago. Profits from trading in tax exempt securities and corporate fixed income securities were up $2.7 million ($3.0 million for the quarter) for the six months ended March 31, 1995. These increases were offset by trading declines in OTC stocks of $1.4 million ($700,000 for the quarter) and government and mortgage backed securities of $1.1 million ($1.3 for the quarter).

Investment banking fees and underwriting profits decreased $1.7 million, or 49% for both the six month period and for the quarter due to a sluggish new issues market. Asset management and advisory fees were up $600,000 and $200,000 for the six and three month periods, respectively, due to the continued growth of "wrap fees" paid by retail clients in lieu of transaction-based commissions.

Interest revenues were up about $8.6 million for the six months ended March 31, 1995 ($4.2 million for the quarter) while expenses increased $8.4 million and $4.1 million for the corresponding periods. Roughly half of the increase in both revenues and expenses is attributable to significantly higher levels of matched resale and repurchase agreements;
the remaining increase is attributable to higher interest rates than a year ago.

Compensation and benefits costs decreased $5 million, or 10% ($1.6 million for the quarter), due primarily to a decline in transaction-based commissions and other incentive payments. Technology and telephone expense increased $640,000, or 10%, for the six month period and $450,000 for the quarter due to expenses related to the Company's on-going program of technology improvements. Professional services decreased $500,000, or 26%, for the six month period and $470,000 for the quarter due primarily to a decrease in legal fees. Other operating expenses decreased $1.5 million, or 42%, for the year largely as a result of smaller provisions for legal and related matters.

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


Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

              Designation of Exhibit                         Sequential
                  in this Report           Description       Page Number
                       11              Statement Regarding
                                       Computation of Per
                                       Share Earnings             14

                       27              Financial Data Schedule    15

       (b)    Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended March 31, 1995.

                    INTERSTATE/JOHNSON LANE, INC.
                   AND CONSOLIDATED SUBSIDIARIES


                             SIGNATURES


Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           INTERSTATE/JOHNSON LANE, INC.
                                                    Registrant


        Signature                      Title                  Date

_________________________        President and Chief
  James H. Morgan                Executive Officer         May 15, 1995


_________________________      Vice President - Finance
   Edward C. Ruff             and Treasurer (Principal
                                 Financial Officer)         May 15, 1995


_________________________      Assistant Vice President
C. Fred Wagstaff, III      (Principal Accounting Officer)   May 15, 1995