Form 10-Q
period 1995-06-30
INTERSTATE JOHNSON LANE INC
filed 1995-08-15
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1995

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

          Class                      Outstanding at July 31, 1995
(Common stock, $.20 par value)               6,190,084

       INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                            Index


                                                              Page Number

Part I.   Financial Information

          Item 1.   Financial Statements

                    Condensed Consolidated Statements of
                    Financial Condition--June 30, 1995 and
                    September 30, 1994                            3

                    Condensed Consolidated Statements of
                    Operations--Nine Months Ended
                    June 30, 1995 and 1994                        4

                    Condensed Consolidated Statements of
                    Cash Flows--Nine Months Ended
                    June 30, 1995 and 1994                        5

                    Notes to Condensed Consolidated Financial
                    Statements                                    6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations 9


Part II.  Other Information

          Item 1.   Legal Proceedings                            12

          Item 6.   Exhibits and Reports on Form 8-K             12

                    INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (Unaudited)

                                                           (All dollars in thousands)
                                                         June 30,          September 30,
                                                           1995                1994
Assets
Cash and cash equivalents                            $      23,572       $      30,193
Cash and securities segregated for
   regulatory purposes                                     102,611              83,983
Loans under matched securities resale agreements           284,505             339,189
Receivables:
  Financing resale agreements                               28,731              20,989
  Customers                                                180,760             170,060
  Brokers, dealers and clearing agencies                    14,212              15,573
  Other                                                      5,457               9,418
Securities owned                                            59,255              57,023
Land, buildings, and improvements, net                       7,935               9,135
Office facilities and equipment, net                         8,138               6,406
Goodwill and intangible assets                              13,829              14,285
Other assets                                                16,658              11,579
                                                     $     745,663       $     767,833

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                     $      16,868       $      18,179
  Bank loans                                               ---                   4,997
  Financing repurchase agreements                           21,188              11,935
Borrowings under matched securities repurchase agreements  287,166             339,777
Payables:
  Customers                                                252,672             227,431
  Brokers and dealers                                        4,672               6,388
  Income taxes                                               1,026                 297
  Other                                                      6,493               8,327
Accrued compensation and benefits                           11,060              13,010
Securities sold but not yet purchased                       30,120              23,258
Notes payable                                                7,447               8,143
Other liabilities and accrued expenses                      15,841              16,922
                                                           654,553             678,664
Minority interest                                              200                 200
Subordinated debt                                           20,999              20,999
Shareholders' equity:
      Common stock                                           1,377               1,377
      Additional paid-in-capital                            31,380              31,589
      Retained earnings                                     43,193              39,871
                                                            75,950              72,837
      Less:  treasury stock, at cost                        (6,039)             (4,867)
            Total shareholders' equity                      69,911              67,970
                                                     $     745,663       $     767,833

The accompanying notes are an integral part of the condensed consolidated financial statements.

                INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                            For the Nine Months           For the Three Months
                                                              Ended June 30,                Ended June 30,
                                                            1995           1994           1995           1994
Revenues:
   Commissions and sales credits                       $    82,209    $    86,892    $    30,528    $    25,160
   Trading gains, net                                        5,049          4,114          1,572            598
   Investment banking and underwriting                       2,931          5,001          1,107          1,457
   Asset management and advisory                             5,270          4,502          1,753          1,575
   Interest                                                 33,199         19,930         11,771          7,529
   Other                                                     4,829          5,732          1,510          1,704
Total revenues                                             133,487        126,171         48,241         38,023
   Interest expense                                         25,577         12,877          9,217          4,917
Net revenues                                               107,910        113,294         39,024         33,106
Expenses:
   Compensation and benefits                                68,783         70,128         25,085         21,446
   Occupancy                                                 6,286          6,121          2,109          2,095
   Technology & telephone                                   11,163         10,006          4,237          3,460
   Execution, clearance and depository                       2,841          2,884            955            959
   Promotion and development                                 4,181          4,120          1,401          1,454
   Professional services                                     2,533          2,893          1,005            868
   Printing, postage and supplies                            2,587          2,457            968            831
   Other operating expenses                                  3,154          4,427          1,025            770
Total expenses                                             101,528        103,036         36,785         31,883
Income before income taxes
      and cumulative effect of a change
      in accounting principle                                6,382         10,258          2,239          1,223
Income tax expense                                           2,488          4,141            879            489
Income before cumulative effect of a
     change in accounting principle                          3,894          6,117          1,360            734
  Cumulative effect of a change in
   accounting principle                                    ---              3,059        ---            ---
Net Income                                             $     3,894    $     9,176    $     1,360    $       734
Primary earnings per share:
   Income before cumulative effect of a
        change in accounting principle                 $      0.61    $      0.93    $      0.22    $      0.11
   Cumulative effect of a change in
        accounting principle                               ---               0.47        ---            ---
   Net income                                          $      0.61    $      1.40    $      0.22    $      0.11
Fully diluted earnings per share:
   Income before cumulative effect of a
       change in accounting principle                  $      0.61    $      0.87    $      0.21    $      0.11
   Cumulative effect of a change in
       accounting principle                                ---               0.39        ---            ---
   Net income                                          $      0.61    $      1.26    $      0.21    $      0.11
Weighted average shares:
   Primary                                               6,363,871      6,576,172      6,281,891      6,492,165
   Fully diluted                                         7,642,047      7,885,971      7,560,067      7,780,523


The accompanying notes are an integral part of the condensed consolidated financial statements.

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the nine months ended June 30,
                           (Unaudited)

                                                                  (All dollars in thousands)
                                                                         1995           1994
Cash flows from operating activities:
Net income                                                        $     3,894    $     9,176
Adjustments to reconcile net income to cash provided
  (used) by operating activities:
Depreciation and amortization                                           2,674          2,187
Provision for real estate charges                                         750            440
Other non-cash items                                                     (198)         1,300
                                                                        3,226          3,927
Cash and  securities segregated for
    regulatory purposes                                               (18,627)        10,834
Loans under matched securities resale and repurchase agreements, net    2,074          1,337
Net payables to customers                                              14,541        (19,852)
Net receivables from brokers, dealers and clearing agencies              (356)          (656)
Other receivables                                                       3,961            474
Securities owned, net                                                   4,629        (11,416)
Other assets                                                           (5,113)        (2,358)
Income taxes payable                                                      729         (2,494)
Accrued compensation and benefits                                      (1,950)        (4,140)
Other liabilities and accrued expenses                                 (2,620)          (665)
                                                                       (2,732)       (28,936)
        Cash (used) by operating activities                             4,388        (25,009)

Cash flows from financing activities:
Proceeds from (repayment of):
   Short-term bank borrowings                                          (6,307)        (5,491)
   Notes payable                                                         (696)          (856)
   Secured demand note                                                ---             (1,000)
Loans under financing repurchase and resale agreements, net             1,511         29,503
Proceeds from stock discount program                                      736        ---
Proceeds from stock options exercised                                     164            227
Purchase of stock for treasury                                         (2,575)        (2,622)
Dividends paid                                                           (572)          (393)

        Cash (used) provided by financing activities                   (7,739)        19,368

Cash flows from investing activities:
Capital expenditures                                                   (3,270)        (1,554)
        Cash used by investing activities                              (3,270)        (1,554)

Net decrease (increase) in cash and cash equivalents                   (6,621)         1,981
Cash and cash equivalents at beginning of period                       30,193         20,393
Cash and cash equivalents at end of period                        $    23,572    $    22,374
Cash paid during the quarter for:
   Interest                                                       $     9,029    $     4,727
   Income taxes                                                   $       593    $     1,936


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

  At June 30, 1995, IJL's net capital was 21% of its aggregate debit balances and approximately $35.2 million in excess of its minimum regulatory requirements.


3.Commitments and Contingencies:

  Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                  Millions

  For the three months ended September 30, 1995    $2.7

  For the fiscal year ended September 30,
                      1996                          7.8
                      1997                          5.6
                      1998                          4.8
                      1999                          3.2
                      Thereafter                     .7
                                                 $ 24.8

       INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


3.Commitments and Contingencies, continued:

  In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At June 30, 1995, contingent liabilities under these obligations amounted to approximately $500,000 in the aggregate.

  Of  a  $20  million irrevocable letter of credit available,
  the   amount  outstanding  at  June  30,  1995  under  this
  facility was $2.3 million.


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

  During the quarter, the Company settled, subject to final court approval, a class action suit involving common stock offerings of Del-Val Financial Corporation. Previously established reserves fully covered the settlement and accordingly there was no material impact on the Company's consolidated financial condition.


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

          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


5.Financial Instruments with Off-Balance-Sheet Risk, continued:


  Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At June 30, 1995, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $55.2 million and short market values of approximately $58.2 million and futures sale contracts with short values of $10.1 million.

  IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 90% of all loans under securities resale agreements at June 30, 1995 were made to three counterparties.

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


During the past four years, the Company has undertaken a major commitment to build its retail sales force by recruiting and training individuals without securities industry experience. As a result, approximately 27% of the Company's retail financial consultants are individuals with less than three years' experience. While this condition may bode well for the future, a protracted slowdown in individual investor activity may negatively impact the revenue production of a less seasoned sales force. Securities and Exchange Commission rulings and proposals in 1994 on broker-dealer practices related to order flow, and on disclosure requirements for institutions using "soft dollars" to pay for research services, the latter a significant source of the Company's profits, could also have a dampening effect on operating results.

The Company's trading inventories may include, from time to time, positions in taxable and non-taxable debt securities which have greater risks than positions in investment grade securities. While these positions are required to be valued at "market", there is a thinly traded market for such securities; quotes are generally available from a limited number of dealers, and may not represent firm bids or offers. The average inventory of these securities during the nine months ended June 30, 1995, was $7.1 million. As of that same date, such holdings represented $600,000 or 1%, of all securities owned by the Company.


Liquidity and Capital Resources

The Company's net cash position decreased $6.6 million for the nine months ended June 30, 1995. Operating activities consumed $2.7 million of cash, offset by $7.1 million of net income adjusted for depreciation and other non-cash charges. Financing activities consumed an additional $7.7 million of cash while capital expenditures totaled $3.3 million.

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

At June 30, 1995, the Company had $115 million of unused call loan financing available. In addition, the Company maintains significant credit lines for repurchase agreements with other financial institutions and has financed its customer receivables with customer payables for many years. Management believes that these resources, together with the Company's permanent capital base and funds provided by operations, will satisfy normal financing needs for the foreseeable future. The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and has consistently operated well in excess of the minimum requirements. At June 30, 1995, IJL had net capital of $38.9 million, "excess net capital" of approximately $35.2 million, and a net capital ratio of 21%.


Results of Operations

For the nine months ended June 30, 1995, net revenues decreased $5.4 million, or 5%, from the previous year, while expenses, other than interest, decreased $1.5 million, or 2%. Net income of $3.9 million was down $5.3 million from the results of the period of a year ago which were augmented by a $3.1 million credit from the cumulative effect of adopting Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

Net revenues increased $5.9 million, or 18% for the three months ended June 30, 1995, while total expenses increased $4.9 million, or 15%. Net income for the period was $1.4 million or $.22 per share compared with $700,000 or $.11 per share for the same quarter of a year ago.

Overall, commissions and sales credits decreased by about $4.7 million, or 5% from the same nine-month period of a year ago, representing a gain of 1% in the retail sector and a decline of 16% in the institutional sector. Substantially fewer equity and debt underwritings, combined with decreases in secondary government securities business, contributed to the decline in the institutional sector. For the three-month period ended June 30, 1995, commissions and sales credits increased $5.4 million, or 21%, representing a gain of 28% in the retail sector while the institutional sector remained flat. Increases in secondary market transactions in both exchange listed and OTC equities contributed to the increase in the retail sector.

          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Net trading gains increased $900,000, or 23%, and $1 million, or 163%, from the same nine and three month periods of a year ago. Profits from trading in tax exempt securities and corporate fixed income securities were up $4.6 million ($1.8 million for the quarter) for the nine months ended June 30, 1995. These increases were offset by trading declines in OTC stocks of $1.3 million and government and mortgage backed securities of $3.6 million ($900,000 for the quarter).

Investment banking fees and underwriting profits decreased $2 million, or 41%, and $350,000, or 24%, for the nine and three month periods due to a generally sluggish new issues market, coupled with a low level of originations in the quarter. Asset management and advisory fees were up $800,000 and $200,000 for the nine and three month periods, respectively, due to the continued growth of "wrap fees" paid by retail clients in lieu of transaction-based commissions.

Interest revenues were up about $13.3 million for the nine months ended June 30, 1995 ($4.2 million for the quarter) while expenses increased $12.7 million and $4.3 million for the corresponding periods. Net interest income is essentially flat for the quarter as compared with the prior year, while the nine month period is up about $600,000. The latter increase is due primarily to higher rates earned on increased segregated customer funds. Roughly half of the increase in both revenues and expenses is attributable to significantly higher levels of matched resale and repurchase agreements; the remaining increase is attributable to higher interest earned on increased customer debit balances and paid on increased customer payables.

Compensation and benefits costs decreased $1.3 million, or 2% for the nine month period ended June 30, 1995 due primarily to a decline in transaction-based commissions and other profit-driven incentives. However, these costs increased $3.6 million, or 17%, for the quarter due to the accompanying increase in revenue experienced during the quarter as compared with the prior year. Technology and telephone expense increased $1.2 million, or 12%, for the nine month period and $800,000 for the quarter, primarily due to expenses related to the Company's ongoing program of technology improvements. Professional services decreased $400,000, or 13%, for the nine month period due to a decrease in legal fees. Other operating expenses decreased $1.3 million, or 28%, for the year largely as a result of smaller provisions for legal and related matters. For the quarter, other operating expenses increased $250,000 due to an increase in consulting services related to the aforementioned technology improvements.

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

  During the quarter, the Company settled, subject to final court approval, a class action suit involving common stock offerings of Del-Val Financial Corporation. Previously established reserves fully covered the settlement and accordingly there was no material impact on the Company's consolidated financial condition.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Designation of Exhibit                             Sequential
              in this Report            Description          Page Number
                      11             Statement Regarding
                                     Computation of Per
                                     Share Earnings                14

     (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                INTERSTATE/JOHNSON LANE, INC.
                AND CONSOLIDATED SUBSIDIARIES


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   INTERSTATE/JOHNSON LANE, INC.
                                             Registrant


     Signature                      Title                      Date


_________________________          Vice President - Finance
       Edward C. Ruff              and Treasurer (Principal
                                   Financial Officer)          August 15, 1995



_________________________          Assistant Vice President
   C. Fred Wagstaff, III           (Principal Accounting
                                   Officer)                    August 15, 1995