Form 10-K405
period 1995-09-30
INTERSTATE JOHNSON LANE INC
filed 1995-12-21
CIK 771296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934  [FEE REQUIRED]
      FOR THIS FISCAL YEAR ENDED SEPTEMBER 30, 1995
                                       OR
[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      FOR THE TRANSITION PERIOD FROM                       TO

                          INTERSTATE/JOHNSON LANE, INC.
             (Exact name of Registrant as specified in its charter)
       Delaware                                           56-1470946
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
  121 West Trade Street, Suite 1500, Charlotte, North Carolina 28201
      (Address of principal executive offices)                (Zip Code)
                                 (704) 379-9000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
         Title of each class           Name of each exchange on which registered
Common stock, par value $.20 per share            New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES X
         As of November 30, 1995, 6,157,019 shares of Common Stock, par value $.20 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on November 30, 1995, which was $10.125 was $41,017,823. For purposes of this information, the outstanding shares of Common Stock which were owned by Interstate/Johnson Lane Corporation's Employee Stock Ownership Plan, and by all directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1995, are incorporated by reference into Part I,
Part II and Part IV of this Report.
         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 23, 1996, are incorporated by reference into
Part III of this Report.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                     PART I

ITEM I.   BUSINESS

General

         Interstate/Johnson Lane, Inc. ("the Company") is a Charlotte, North Carolina-based holding company which, through its principal subsidiary, Interstate/Johnson Lane Corporation ("IJL"), and other subsidiaries, engages in securities and futures brokerage for individual (retail) and institutional investors, market-making and underwriting of municipal and corporate securities, investment management, investment banking and other financial advisory services, and the sale of mutual funds, annuities and other financial products. Many of these activities are sensitive to marketplace trading volumes and to interest rate conditions. While the Company has clients throughout the United States and abroad, its major geographic focus is the Southeast.

         The Company was incorporated as Interstate Securities, Inc. in Delaware in April 1985. Pursuant to a corporate reorganization in June 1985, the Company acquired all of the issued shares of common stock of Interstate Securities Corporation and its subsidiaries at that time. During October 1988, the Company acquired all of the outstanding common shares of Johnson, Lane, Space, Smith & Co., Inc. ("Johnson Lane"), a Georgia-based broker-dealer and investment banking firm which was subsequently merged into Interstate Securities Corporation, and the Company's name was changed to its current name. In addition to IJL, the Company's principal operating subsidiaries are ISC Realty Corporation ("Realty"), Sovereign Capital Management, Inc. d/b/a Sovereign Advisers, Inc. ("Sovereign") and ISC Futures Corporation.

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

         For the fiscal year ended September 30, 1995, approximately 55% of the Company's total revenues were derived from its retail brokerage activities, 21% from institutional brokerage activities and 24% from dealer transactions, investment banking and other activities. The Company's principal sources of revenue for each of the last three fiscal years, along with other information regarding the Company's results of operations, are presented in the consolidated financial statements on pages 16 through 23 of the Company's 1995 Annual Report to Shareholders and this information is incorporated herein by reference.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Retail Brokerage

         IJL presently serves individual investors through 59 retail offices located in North Carolina (32), South Carolina (10), Georgia (13), Virginia (3), and Pennsylvania (one). Revenues from retail brokerage activities represent a substantial portion of the Company's revenues, and are generated primarily through commissions and sales credits earned on client purchases and sales of listed and unlisted stocks, bonds, options, futures, mutual funds and other financial products. When IJL executes-over-the counter ("OTC") transactions for clients on a principal basis, it may charge mark-ups or mark-downs in lieu of commissions. In recent years, IJL has experienced rapid growth in asset-based "wrap" fees paid by retail clients in lieu of commissions or sales credits on each transaction. In connection with its strategy of providing comprehensive financial services to its retail clientele, IJL formed a strategic alliance in 1994 with a provider of custodial services to trusteed accounts.

         In recent years, the Company's sales force has grown in large part due to the recruitment and training of individuals without prior securities industry experience. At September 30, 1995, approximately 26% of the Company's financial consultants had fewer than three years' industry experience. While this strategy may be rewarding in the future, near-term slowdowns in individual investor activity could negatively impact the revenue production of a less seasoned sales force.


Client Financing

         Retail client transactions in securities are effected on either a cash or margin basis. Margin transactions result in collateralized interest-bearing loans to clients for a portion of the underlying cost of securities purchased. Interest charges are tied primarily to published prime or broker loan rates of various national banks. Client margin loans are financed by other clients' credit balances retained in their accounts pending reinvestment. When IJL pays interest on such credit balances, it pays a lower rate than it charges on margin loans; the income earned on this rate spread has represented a significant portion of the Company's profits.


Investment Research

         The Company believes IJL's research services are important in generating retail and institutional commissions and sales credits in listed and OTC stocks. IJL maintains a core staff of 12 analysts to provide investment recommendations and market information on selected regional and national companies. These analysts follow approximately 150 companies, a major portion of which are headquartered in the Southeast. IJL provides clients with specific recommendations to buy and sell equity securities of companies followed by IJL and by its correspondents. Management believes that the performance of these recommended securities has assisted IJL in attracting and retaining its clients.

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

         IJL's OTC traders make markets in the equity securities of approximately 225 regional and national companies. In addition, IJL acts as a dealer in bonds issued by the United States Government and its agencies, and by states and their political agencies and instrumentalities thereof. The Company believes that these activities provide an important source of product for sale to retail and institutional clients.


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

         To facilitate institutional client financing needs, IJL lends money under securities resale agreements and takes delivery of securities as collateral in its custodial account at an approved clearing corporation; it may also concurrently borrow money under repurchase agreements, making delivery of the same or similar securities as collateral. When the duration of the loans and borrowings, and the underlying collateral are identical, these transactions are generally characterized

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Interest, continued

as matched repurchase agreements. Matched repurchase agreements usually constitute a significant portion of the Company's total assets, liabilities, interest revenues and interest expenses. IJL may earn small profits from such transactions by charging greater amounts of interest than it is required to pay. While IJL takes steps to ensure that the loans are adequately collateralized, these transactions could subject the Company to losses if parties entering into securities resale agreements with IJL fail to meet their obligations to repurchase the underlying securities and IJL incurs losses in liquidating such securities in the open market.


Investment Banking

         IJL's corporate finance group of 11 professionals provides clients with financial advisory and consulting services on mergers and acquisitions and on valuations of equity securities. IJL also derives revenues from serving as a manager, co-manager, or participant in underwriting syndicates, and as a member of selling groups formed to distribute new issues of corporate securities. In connection with its corporate finance activities, IJL holds minority interests in two venture capital funds.

         Augmenting IJL's capital formation capabilities in the public markets is a private finance group of 6 professionals specializing in raising debt and equity in the institutional private placement markets for corporate issuers. Revenues are derived primarily from serving as the issuer's agent in structuring and sourcing each capital transaction. Prior to joining IJL in 1995, this group acted as agents on transactions primarily in the $25-50 million dollar range for middle-market southeastern companies and expects to continue its focus on transactions of this size.


Public Finance

         IJL acts as a manager or co-manager of negotiated public offerings and private placements of tax-exempt securities issued by state and municipal governments, power agencies, industrial development and pollution control financing authorities, sewer and water authorities, and state and local housing authorities and other units of state and local government. As an underwriter, IJL also participates in syndicates formed to bid competitively or negotiate privately for the purchase and distribution of tax-exempt securities.


Investment Management

         Through its Sovereign subsidiary, the Company has been providing investment management services on a private account basis to individuals, charitable and educational funds and employee benefit plans. As of September 30, 1995, this registered investment adviser had approximately $200

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Investment Management, continued

million under management. As part of its strategic plan for developing the business potential of money management, the Company made a $3.25 million capital investment in Sovereign during the past three fiscal years. Sovereign became a wholly owned subsidiary of the Company during 1995; prior to that date, certain key employees of Sovereign held a significant minority interest.


Real Estate

         During the 1970s and 1980s Realty originated private placements and public offerings of limited partnership interests in real estate programs for sale to retail clients of IJL. Realty is currently engaged in the oversight and disposition of many of these properties, and does not anticipate assuming any new general partner roles.

         Through various subsidiaries, the Company also holds proprietary interests in real estate ventures originally syndicated by Johnson Lane in the mid 1980s to acquire, rehabilitate and operate certified historic real estate properties, which are principally office facilities. While the Company has provided significant financial and management support to these ventures in the past, it does not expect to provide further financial or management support to these ventures beyond what is necessary to preserve current values or facilitate disposition of the properties or the Company's interests in the related ventures.


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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Administration and Operations, continued

         External computer service organizations specializing in securities and futures industry applications are used to transmit real-time market data to brokers and traders; to record and process all securities, futures and related money transactions; to generate client and dealer confirmations and statements; to exchange transactional information with clearing houses and depositories; and to produce required accounting and administrative reports. Sales and administrative personnel have on-line access to client account information and to various external databases. The firm continued to aggressively increase its technical infrastructure and deploy value-added technology to the retail sales force during 1995 in the form of a new desktop configuration complete with an integrated portfolio and contact management system. It is expected that this deployment will be completed in mid-1996. Major strides were made in the migration to a distributed client/server architecture from the existing mainframe systems.

         The Company believes that its internal control structure and safeguards are adequate, although fraud and misconduct by clients and employees, and the possibility of theft of securities, are risks inherent in the securities industry. As required by the NYSE and other regulatory bodies, IJL carries fidelity bonds covering loss or theft of securities, as well as employee dishonesty, forgery and alteration of checks or similar items, and forgery of securities. The Company believes the amounts of coverage provided by such bonds are adequate.


Employees

         As of September 30, 1995, the Company had 1,171 employees, including 486 financial consultants engaged in sales to individual and institutional investors, and approximately 200 other professionals engaged in trading, investment banking, and product and administrative support services. IJL has a four-month training program for potential retail financial consultants that is intended to prepare them for various registration examinations and to give them an in-depth knowledge of the securities industry. Management considers employee relations to be excellent.


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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Regulation

         The securities and futures industries in the United States are subject to extensive regulation under both federal and state law. The SEC, CFTC and the Municipal Securities Rulemaking Board each administer federal laws regulating various aspects of IJL's business. Additional regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, NYSE and other securities and futures exchanges. Firms such as IJL are also subject to regulation by state securities commissions in the states in which they do business. All these authorities may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

         The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of their creditors and shareholders. Broker-dealer regulations cover all aspects of the securities and futures business, including sales methods, trade practices, uses and safekeeping of clients' funds, capital structure, recordkeeping, investment advisory services, and conduct of directors, officers and employees. In July 1995, the NYSE and other self-regulatory organizations ("SROs") adopted a uniform continuing education program for all registered persons to keep industry professionals up to date on products, markets and current industry rules. Additional legislation, changes in rules promulgated by the SEC, CFTC and SROs, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operation and profitability of broker-dealers.


Net Capital Requirements

         Every registered broker-dealer doing business with the public is subject to the Uniform Net Capital Rule (Rule 15c3-1), promulgated by the SEC and incorporated into the rules of the NYSE, which is designed to ensure financial soundness and liquidity through minimum capital requirements. IJL has elected to use the Rule's alternative method of computation, which requires that its "net capital" be not less than 2% of its aggregate debit balances (primarily receivables from clients and other broker-dealers). In computing net capital, various deductions are made from net worth and qualifying subordinated debt which include assets not readily convertible into cash, such as intangible assets and exchange memberships. In addition, the values of certain other assets (such as securities owned by IJL) are reduced by various amounts to reflect the possibility of a market decline pending their disposition. IJL is also subject to the CFTC minimum net capital requirement which requires net capital to be at least 4% of the amount, as adjusted, required to be segregated in separate accounts for customers under the Commodity Exchange Act. As a member of the NYSE, IJL may be required to reduce its business and restrict redemption of subordinated debt if its net capital becomes less than 4% of its aggregate debit balances, and it may be prohibited from expanding its business and declaring cash dividends if its net capital becomes less than 5% of its aggregate debit balances.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Net Capital Requirements, continued

         Compliance with applicable net capital rules could limit IJL's commitment to certain securities activities such as underwriting and market-making, which use significant amounts of regulatory capital, as well as to new activities requiring an infusion of capital. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect IJL's ability to expand or even maintain its present levels of business. While these amounts may vary from day to day, IJL's net capital of $35.5 million at September 30, 1995, was 18.8% of its aggregate debit balances and approximately $31.7 million in excess of its minimum regulatory requirements, as such excess capital and balances are computed under the Rule.


ITEM 2.  PROPERTIES

         The Company's headquarters are located in Charlotte, and it serves retail and institutional clients through sales offices located in North Carolina, South Carolina, Virginia, Georgia, Pennsylvania, New York and Texas.

         The Company leases substantially all of its office facilities. See Note 7, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 1995, which is incorporated herein by reference. Capital assets include three office buildings (two of which are unoccupied) in Savannah, Georgia, and an investment property in Orlando, Florida; all were acquired as a result of the Johnson Lane transaction. The balance of the capital assets consist primarily of office furniture and equipment and leasehold improvements.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in certain litigation arising in the ordinary course of business. Management believes, based upon discussion with counsel, that the outcome of this litigation will not have a material effect on the Company's financial position. The materiality of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.


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

         The table on page 24 of the 1995 Annual Report to Shareholders shows the high and low market prices of the Company's common stock, information from which is incorporated herein by reference. In January 1994, the Company's Board of Directors declared a $.03 per share quarterly dividend on the Company's common stock and has subsequently declared quarterly dividends of the same amount. Continued payment of dividends in the future will depend upon the Board's evaluation of earnings, financial condition and working capital needs of the Company.

         As of December 1, 1995, the Company had approximately 1,086 shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA

The "Five Year Financial Summary" on page 13 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

          The information on pages 14 through 15 of the 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes to the consolidated financial statements for Interstate/Johnson Lane, Inc., as appearing on pages 16 through 23 of the 1995 Annual Report to Shareholders, are incorporated herein by reference.

          Quarterly "Supplementary Financial Data" is presented on page 13 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning those directors who are executive officers of the Registrant is presented under the caption "Election of Directors" on pages 3 through 5 of the Proxy Statement, dated December 15, 1995, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 23, 1996, is incorporated herein by reference.

         In addition to the individuals referred to in the preceding paragraph, the following individuals currently serve as executive officers of the Registrant.

         Edwin A. Dalrymple, Jr., 45, is a Senior Vice President of IJL and the head of its Retail Division. Mr. Dalrymple joined IJL in 1981, and previously served as branch manager of the Pinehurst and Charlotte branch offices and as Associate Director of the Retail Division. He was elected a Senior Vice President in 1989 and a Director of IJL in 1991.

         Harvey D. Harrelson, 46, has been with IJL since 1981, when he joined the firm as a bond trader, and currently serves as the head of the Fixed Income Division, which includes a staff of 90 professionals. He has been a Senior Vice President and a Director of IJL since 1989.

         John H. Haynie, 47, is a Senior Vice President of IJL and Director of Operations. He joined the firm in 1973 as a Margin manager, became Assistant Director of Operations in 1979 and assumed his current role in 1992. He was elected a Senior Vice President in 1992 and a Director of IJL in 1995.

         Michael D. Hearn, 43, joined IJL in 1976 and has served as Secretary and General Counsel of the Company since 1985. He was elected a Senior Vice President of IJL in 1978 and a Director in 1986.

         George A. McElveen, III, 47, joined IJL as Senior Vice President and Director in 1990 after a 16-year career with Smith Barney Harris Upham and Company, Inc., serving as a managing director of that firm from 1988-90. Mr. McElveen provided executive support for various business units of IJL until October 1992 when he was elected Chairman and Chief Executive Officer of Sovereign.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Lewis F. Semones, Jr., 37, joined IJL in 1985 as Controller. From May 1988 to November 1989 he was chief financial officer of another regional securities firm, after which he rejoined IJL as head of internal audit. He was elected a Senior Vice President in 1992 and a Director in 1994, and presently has executive responsibility for information technology, strategic planning, and several other administrative support functions.

         Executive officers of the Company serve at the pleasure of the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation" on pages 7 through 10 of the Proxy Statement, dated December 15, 1995, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 23, 1996, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 2 and 3 of the Proxy Statement, dated December 15, 1995, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 23, 1996, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Related Transactions" on page 9 of the Proxy Statement, dated December 15, 1995, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 23, 1996, is incorporated herein by reference.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K

(a) (1) and (2)     Financial Statements and Schedules                    Reference (page)
                    ----------------------------------                    ----------------
                                                                       Form 10-K         Annual
                                                                          Annual       Shareholder
                                                                          Report         Report

Data incorporated by reference from the accompanying 1995 Annual
Report to Shareholders:

   Consolidated Statements of Financial Condition as of
   September 30, 1995 and 1994                                                          17

   Consolidated Statements of Operations for the years ended
   September 30, 1995, 1994 and 1993                                                    18

   Consolidated Statements of Cash Flows for the years
   ended September 30, 1995, 1994 and 1993                                              19

   Consolidated Statements of Changes in Shareholders' Equity
   for the years ended September 30, 1995, 1994 and 1993                                20


   Notes to Consolidated Financial Statements                                           21-23

Data submitted herewith:
   Report of Independent Accountants                                         16

   Financial Statement Schedule:

       II - Valuation and Qualifying Accounts                              17

    All other schedules are omitted because they are not required, are not applicable, or because the required information is given in the consolidated financial statements or notes thereto.

          With the exception of the specific pages referenced, (13 through 24), the 1995 Annual Report to Shareholders is not deemed filed as part of this report.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Exhibits:
         (i)  The following exhibits are filed as part of this report:

         Exhibit
                  11       Statement Regarding Computation of Per Share Earnings
                  13       1995 Annual Report to Shareholders
                  21       Subsidiaries
                  23       Consent of Independent Accountants
                  27       Financial Data Schedule
         (ii)  The following exhibits have been previously filed:

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

                     (d) Lease Agreement dated January 27, 1981, between Interstate and JACMABRUTER, a North Carolina partnership, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2- 98424), which became effective on July 31, 1985.

                     (e) Lease Agreement dated October 21, 1983, between Interstate and NCNB National Bank of North Carolina, co-trustee (u/w of Walter
H. Hook, Sr. and u/a Walter W. Hook, Jr.), incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.


                     (f) Ominbus Account Agreement dated May 1, 1984, between Interstate and Pershing Futures, a Division of Donaldson, Lufkin & Jenrette
Securities Corporation, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

                     (g) Financial Information Service Agreement dated March 5, 1981, between Interstate and Quotron Systems, Inc., incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

                     (h) Financial Data Base Services Agreement dated December 3, 1984, between Interstate and Quotron Systems, Inc., incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

                     (i) Form of Indemnity Agreement entered into between Interstate Securities, Inc. and each of its Directors and Officers, incorporated herein by reference to Form 10K filed December 23, 1986.

                     (j) Interstate/Johnson Lane, Inc. 1985 Nonqualified Stock Option Plan, incorporated herein by reference to Form 10Q filed February 12, 1986.

                     (k) Lease  agreement  dated  October  9,  1987,   between
Interstate Securities, Inc., and Office On The Square Limited Partnership, a North Carolina limited partnership, incorporated herein by reference to Form 10K filed December 2, 1988.

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

                     (m) Lease agreement dated December 30, 1991, between Interstate/Johnson Lane Corporation and ADP Financial Information Services, Inc., incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

                     (n) Lease   agreement   dated  June  8,   1993,   between
Interstate/Johnson   Lane  Corporation  and  Vanguard/IJL   Limited  Partnership
incorporated herein by reference to Form 10K filed December 23, 1993.

(b)  Reports on Form 8-K

       There were no 8-K reports filed during the fourth quarter of fiscal year 1995.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
   Interstate/Johnson Lane, Inc.:

         We have audited the consolidated financial statements of Interstate/Johnson Lane, Inc. and Subsidiaries as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995 which financial statements are included on pages 17 through 23 of the 1995 Annual Report to Shareholders of Interstate/Johnson Lane, Inc. and are incorporated herein by reference. We have also audited the financial statement schedule listed in the index on page 12 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Interstate/Johnson Lane, Inc. and Subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

          As discussed in Note 12 to the Consolidated Financial Statements, on October 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

/s/ Coopers & Lybrand L.L.P.

Charlotte, North Carolina
October 24, 1995

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES



                                                           Additions
                                           Balance at      charged to                         Balance at
                                          beginning of     costs and                            end of
                  Description                period         expenses        Deductions          period
YEAR ENDED SEPTEMBER 30, 1995
Provision for real estate charges:
   Asset valuation accounts                  $6,368,789      $1,250,000        (185,000) C      $7,433,789
   Reserves                                     250,000        -                 -                 250,000

Reserves  for   uncollectible   customer
accounts: Asset valuation accounts              262,235         308,477         (94,794) C         475,918

Reserve for lease obligations                   109,504          57,697        (129,884) A          37,317

YEAR ENDED SEPTEMBER 30, 1994
Provision for real estate charges:
   Asset valuation accounts                   5,493,789       1,125,000         (250,000)C       6,368,789
   Reserves                                     550,000         150,000         (450,000)B         250,000

Reserves  for   uncollectible   customer
accounts: Asset valuation accounts              442,398         (4,482)         (175,681)C         262,235

Reserve for lease obligations                   149,848         114,984         (155,328)A         109,504

YEAR ENDED SEPTEMBER 30, 1993
Provision for real estate charges:
   Asset valuation accounts                   3,838,215       1,655,574           -              5,493,789
   Reserves                                   2,050,000        -                 (575,000)A
                                                                                 (925,000)B        550,000

Reserves  for   uncollectible   customer
accounts: Asset valuation accounts            1,680,056          92,075       (1,329,733)C         442,398

Reserve for lease obligations                   283,995          89,552        (183,292) A
                                                                                (40,407) B         149,848
Restructuring reserve                           291,884        -                (25,000) A
                                                                               (266,884) B        -

A - Payments charged to reserve
B - Reassessment of reserve
C - Specific account charge-offs

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 1995.

                          INTERSTATE/JOHNSON LANE, INC.


                       BY: /s/ James H. Morgan
                           James H. Morgan, President
                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                  Title                              Date

         /s/ James H. Morgan          President, Chief Executive Officer
             James H. Morgan          and Director                              December 21, 1995


         /s/  Edward C. Ruff          Vice President - Finance and
              Edward C. Ruff          Treasurer (Principal Financial
                                      Officer) and Director                     December 21, 1995


      /s/ C. Fred Wagstaff, III       Assistant Vice President
          C. Fred Wagstaff, III       (Principal Accounting Officer)            December 21, 1995


          /s/Parks H. Dalton          Chairman of the Board of Directors        December 21, 1995
             Parks H. Dalton          and Director


    /s/ Claude S. Abernethy, Jr.      Director                                  December 21, 1995
        Claude S. Abernethy, Jr.


       /s/ Dudley G. Pearson          Director                                  December 21, 1995
           Dudley G. Pearson


    /s/  Grady G. Thomas, Jr.         Director                                  December 21, 1995
         Grady G. Thomas, Jr.



                                  EXHIBIT INDEX


Exhibit
Number            Description of Exhibit

11                Statement Regarding Computation
                  of Per Share Earnings

13                1995 Annual Report to Shareholders

21                Subsidiaries

23                Consent of Independent Accountants

27                Financial Data Schedule