Form 10-Q
period 1995-12-31
INTERSTATE JOHNSON LANE INC
filed 1996-02-14
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1995

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

Yes      X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at January 31, 1996
            -----                             --------------------------------
(Common stock, $.20 par value)                            6,146,052

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index


                                                                     Page Number

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of
                  Financial Condition--December 31, 1995 and
                  September 30, 1995                                         3

                  Condensed Consolidated Statements of
                  Operations--Three Months Ended
                  December, 1995 and 1994                                    4

                  Condensed Consolidated Statements of
                  Cash Flows--Three Months Ended
                  December 31, 1995 and 1994                                5

                  Notes to Condensed Consolidated Financial
                  Statements                                                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9


Part II. Other Information

         Item 1.  Legal Proceedings                                        12

         Item 6.  Exhibits and Reports on Form 8-K                         12

                   INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (Unaudited)


                                                                        (All dollars in thousands)
                                                                     December                September
                                                                        31,                     30,
                                                                       1995                    1995
                                                                    ------------            ------------
Assets
Cash and cash equivalents                                         $      19,543           $      26,537
Cash and securities segregated for
   regulatory purposes                                                  124,029                 117,616
Loans under matched securities resale agreements                        202,420                 129,623
Receivables:
  Financing resale agreements                                             9,624                  23,848
  Customers                                                             195,372                 175,328
  Brokers, dealers and clearing                                          15,488                  18,048
agencies
  Other                                                                   6,514                   4,722
Trading securities owned                                                 68,363                  75,749
Land, buildings, and improvements,                                        6,286                   7,285
net
Office facilities and equipment, net                                      8,844                   8,865
Goodwill and intangible assets                                           13,528                  13,678
Other assets                                                             17,523                  15,213
                                                                    ------------            ------------
                                                                  $     687,534           $     616,512
                                                                    ============            ============

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                                  $      20,190           $      11,872
  Bank loans                                                              3,000
                                                                                                 -
  Financing repurchase agreements                                        16,123                  38,561
Borrowings under matched securities repurchase agreements               203,960                 130,453
Payables:
  Customers                                                             280,942                 267,714
  Brokers and dealers                                                    15,416                   6,619
  Other                                                                   8,338                   7,322
Accrued compensation and benefits                                        11,878                  14,460
Securities sold but not yet purchased                                    12,896                  25,305
Notes payable                                                             6,910                   7,772
Other liabilities and accrued expenses                                   14,198                  15,864
                                                                    ------------            ------------
                                                                        593,851                 525,942
                                                                    ------------            ------------
Minority interests                                                          200                     200
                                                                    ------------            ------------
Long-term subordinated debt                                              20,999                  20,999
                                                                    ------------            ------------
Shareholders' equity:
      Common stock                                                        1,377                   1,377
      Additional paid-in-capital                                         31,278                  31,510
      Retained earnings                                                  47,033                  45,043
                                                                    ------------            ------------
                                                                         79,688                  77,930
      Less:  treasury stock, at cost                                    (7,204)                 (8,559)
                                                                    ------------            ------------
            Total shareholders' equity                                   72,484                  69,371
                                                                    ------------            ------------
                                                                  $     687,534           $     616,512
                                                                    ============            ============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    For the Three Months
                                                                                     Ended December 31,
                                                                                 (All dollars in thousands)
                                                                                   1995              1994
                                                                               -------------     -------------
Revenues:
      Commissions and sales credits                                          $       34,317    $       24,247
      Trading gains, net                                                              2,039             1,111
      Investment banking and underwriting                                             1,739               955
      Asset management and advisory                                                   2,144             1,722
      Interest                                                                        8,462            10,208
      Other                                                                           1,833             1,424
                                                                               -------------     -------------
Total revenues                                                                       50,534            39,667
      Interest expense                                                                5,558             7,775
                                                                               -------------     -------------
Net revenues                                                                         44,976            31,892
                                                                               -------------     -------------
Expenses:
      Compensation and benefits                                                      28,356            20,328
      Technology and telephone                                                        4,149             3,345
      Occupancy                                                                       2,092             2,092
      Execution, clearance and depository                                             1,080               875
      Promotion and development                                                       1,489             1,199
      Professional services                                                             795               810
      Printing, postage and supplies                                                    856               712
      Other operating expenses                                                        2,474               978
                                                                               -------------     -------------
Total expenses                                                                       41,291            30,339
                                                                               -------------     -------------

Income before income taxes                                                            3,685             1,553

Income tax expense                                                                    1,511               621
                                                                               -------------     -------------

Net Income                                                                   $        2,174    $          932
                                                                               =============     =============

Earnings per
share:
      Primary                                                                $         0.36    $         0.15
                                                                               =============     =============

      Fully diluted                                                          $         0.33    $         0.15
                                                                               =============     =============
Weighted average shares:
      Primary                                                                     6,110,606         6,389,920
                                                                               =============     =============

      Fully diluted                                                               7,362,021         7,657,172
                                                                               =============     =============


       The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the three months ended December 31,
                                   (Unaudited)


                                                                            (All dollars in thousands)
                                                                              1995             1994
                                                                           ------------     ------------
Cash flows from operating activities:
-----------------------------------------
Net income                                                               $       2,174    $         932
                                                                           ------------     ------------
Adjustments  to  reconcile  net  income to cash  provided  (used)  by  operating activities:
Depreciation and amortization                                                    1,111              794
Deferred income taxes                                                            (950)                -
Provision for real estate charges                                                  850              250
Other non-cash items                                                               657            (108)
                                                                           ------------     ------------
                                                                                 1,668              936
                                                                           ------------     ------------
Changes in operating assets and
liabilities:
Cash and  securities segregated for
    regulatory purposes                                                        (6,413)          (2,945)
Loans under matched securities resale and repurchase agreements, net               710            1,749
Net payables to customers                                                      (6,816)            4,935
Net receivables from brokers, dealers and clearing agencies                     11,357          (4,218)
Other receivables                                                              (1,792)            1,742
Trading securities owned, net                                                  (5,023)         (28,840)
Other assets                                                                   (1,371)            (117)
Accrued compensation and benefits                                              (2,582)          (5,778)
Other liabilities and accrued expenses                                             430            (105)
                                                                           ------------     ------------
                                                                              (11,500)         (33,577)
                                                                           ------------     ------------
             Cash used by operating activities                                 (7,658)         (31,709)
                                                                           ------------     ------------

Cash flows from financing activities:
-----------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                                   11,318          (2,246)
   Borrowings under financing repurchase and resale agreements, net            (8,214)           18,136
   Notes payable                                                                 (862)             (45)
Purchase of stock for treasury                                                   (692)            (840)
Dividends paid                                                                   (185)            (192)
                                                                           ------------     ------------

             Cash provided by financing activities                               1,365           14,813
                                                                           ------------     ------------

Cash flows from investing activities:
-----------------------------------------
Capital expenditures                                                             (701)            (678)
                                                                           ------------     ------------
             Cash used by investing activities                                   (701)            (678)
                                                                           ------------     ------------

Net decrease (increase) in cash and cash equivalents                           (6,994)         (17,574)
Cash and cash equivalents at beginning of period                                26,537           30,193
                                                                           ------------     ------------
Cash and cash equivalents at end of                                      $      19,543    $      12,619
period
                                                                           ============     ============
Cash paid during the quarter for:
   Interest                                                              $       5,835    $       7,736
   Income taxes                                                          $       1,336    $         151


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

     At December  31,  1995,  IJL's net capital was 20% of its  aggregate  debit
     balances  and  approximately   $36.5  million  in  excess  of  its  minimum
     regulatory requirements.


3.   Commitments and Contingencies:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                       Millions

                  For the nine months ended September 30, 1996            $7.9

                  For the fiscal year ended September 30,
                                    1997                                   7.2
                                    1998                                   5.0
                                    1999                                   3.2
                                    2000                                   1.3
                                    Thereafter                             4.9
                                                                        ------
                                                                        $ 29.5
                                                                        ======
                                     -6-

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Commitments and Contingencies, continued:

     In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At December 31, 1995, contingent liabilities under these obligations amounted to approximately $2.1 million in the aggregate.

     Of a $20 million irrevocable letter of credit available, the amount outstanding at December 31, 1995 under this facility was $2.5 million.


4.   Legal Proceedings:

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes, based upon discussion with counsel, that the outcome of this litigation will not have a material effect in the Company's financial position. The materiality of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.


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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Financial Instruments with Off-Balance-Sheet Risk, continued:


     Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At December 31, 1995, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $27.9 million and short market values of approximately $23.9 million and futures purchase and sale contracts with long market values of $600,000 and short market values of $11.1 million.

     IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 98% of all loans under securities resale agreements at December 31, 1995 were made to two counterparties.

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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Business Environment

The Company's principal activities -- securities brokerage for individual (retail) and institutional investors, market-making in equity and fixed-income securities, investment banking and underwriting, and investment management and advisory services -- are highly competitive. Strategic alliances between investment firms and commercial banks, insurance companies, and other financial services entities have intensified this competition. Many of the Company's revenue sources are sensitive to marketplace trading volumes and to interest rate conditions which can be volatile. As a result, revenues and earnings may vary significantly from quarter to quarter.


In recent years, the Company's retail sales force has grown in large part due to the recruitment and training of individuals without securities industry experience. At December 31, 1995, approximately 22% of the Company's retail financial consultants had fewer than three years' industry experience. While this strategy may be rewarding in the future, near-term slowdowns in individual investor activity could negatively impact the revenue production of a less seasoned sales force. Implementation of prospective Securities and Exchange Commission disclosure requirements for broker-dealers regarding payment for order flow, and for money managers regarding "soft dollar" arrangements with broker-dealers, could also indirectly stifle certain revenue streams in the future.


Liquidity and Capital Resources

The Company's net cash position decreased $7.0 million for the three months ended December 31, 1995. Operating activities consumed $11.5 million of cash, offset by $3.8 million of net income adjusted for depreciation and other non-cash charges. Financing activities provided $1.4 million of cash while capital expenditures totaled $700,000.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at December 31, 1995, these assets comprised approximately 93% of the balance sheet. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock and/or convertible debentures, payment of dividends, and litigation settlements arising from normal business operations. In addition, the Company anticipates capital spending of up to $8 million over the next several years in conjunction with a planned program of technology improvements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

At December 31, 1995, the Company had $152 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralizing repurchase agreements with other financial institutions, and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term subordinated debt, will satisfy normal financing needs for the foreseeable future.

The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York
Stock Exchange, and consistently has operated well in excess of the minimum requirements. At December 31, 1995, IJL had net capital of $40.6 million, "excess net capital" of approximately $36.5 million, and a net capital ratio of 20%.


Results of Operations

For the three months ended December 31, 1995, net revenues increased $13.1 million, or 41%, from the previous year, while expenses, other than interest, increased $11.0 million, or 36%. Net income of $2.2 million was up $1.3 million from the results of the period of a year ago.

Overall, commissions and sales credits increased by about $10.1 million, or 42% from the same three-month period of a year ago, representing gains of 37% in the retail sector and 50% in the institutional sector. Increases in secondary market transactions in both exchange listed and OTC equities contributed to the majority of the increase in both the retail and institutional sectors. Increased sales of mutual fund shares and annuity products also contributed to the increase in the retail sector, while improving new issues markets and increased sale of mortgage-backed securities had a positive impact on the institutional sector.

Increased profits of $500,000 in most areas of fixed-income trading were augmented by a $400,000 improvement in OTC trading results to produce an overall increase in trading gains of $900,000, or 84%.

Investment banking fees and underwriting profits increased $800,000, or 82%, for the same three month period due to an improved capital-raising market, coupled with an increased level of managed underwritings in the quarter. Asset management and advisory fees were up $400,000 for the three month period due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Interest revenues were down about $1.7 million for the three months ended December 31, 1995, while expenses decreased $2.2 million for the corresponding period. The resultant increase of $500,000 in net interest income is due primarily to higher rates earned on increased segregated customer funds, and to increased inventories of mortgage-backed securities. The majority of the decrease in both revenues and expenses is attributable to significantly lower levels of matched resale and repurchase agreements.

Compensation and benefits costs increased $8.0 million, or 40% for the three month period ended December 31, 1995 due primarily to an increase in transaction-based commissions and other profit-driven incentives. Technology and telephone expense increased $800,000, or 24%, for the quarter primarily due to expenses related to the Company's ongoing program of technology improvements. Execution, clearance and depository costs increased $200,000, or 23%, primarily from increased transaction volume. Promotion and development costs increased $300,000, or 24%, due to the Company's continuing effort to build revenue. Other operating expenses increased $1.5 million, or 153%, for the quarter largely as a result of increased provisions for legal and related matters, and of adjustments to the carrying value of certain assets.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes, based upon discussion with counsel, that the outcome of this litigation will not have a material effect in the Company's financial position. The materiality of legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate outcome of such legal matters.


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

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended December 31, 1995.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   INTERSTATE/JOHNSON LANE, INC.
         Registrant


         Signature              Title                      Date



_________________________       President and Chief
     James H. Morgan            Executive Officer         February 14, 1996





_________________________       Vice President - Finance
     Edward C. Ruff             and Treasurer (Principal
                                Financial Officer)        February 14, 1996




_________________________       Assistant Vice President
     C. Fred Wagstaff, III      (Principal Accounting
                                Officer)                  February 14, 1996

                                                                  Exhibit 11

           STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                                                                         Three Months Ended
                                                                                            December 31,
                                                                                 -----------------------------------
                                                                                        1995                1994
                                                                                 ---------------     ---------------
Net income per share was computed as follows:

Primary:
    Net income                                                                 $      2,174,199    $        931,563
                                                                                 ===============     ===============

1) Weighted average shares outstanding                                                6,110,606           6,389,920

2) Incremental shares under stock options
      computed under the treasury stock method
      using the average market price of
      issuer's stock during the periods                                                  63,465              84,210

                                                                                 ---------------     ---------------
3) Weighted average shares and common
      equivalent shares outstanding                                                   6,174,071           6,474,130
                                                                                 ===============     ===============
4) Weighted average shares outstanding
      which were used for calculation                                       (A)       6,110,606 (A)       6,389,920
                                                                                 ===============     ===============

    Net income per share                                                       $           0.36    $           0.15
                                                                                 ===============     ===============

Fully Diluted:
1) Unadjusted income                                                           $      2,174,199    $        931,563

2) Interest on convertible subordinated                                                 246,148             246,148

                                                                                 ---------------     ---------------

    Adjusted net income                                                        $      2,420,347    $      1,177,711
                                                                                 ===============     ===============

3) Weighted average shares outstanding                                                6,110,606           6,389,920


4) Incremental shares under stock options
      computed under the treasury stock method
      using the higher of the average or ending
      market price of issuer's stock at the end
      of the periods                                                                     68,373              84,210
5) Incremental shares relating to
      convertible subordinated  debentures                                            1,183,042           1,183,042

                                                                                 ---------------     ---------------
6) Weighted average shares and common
      equivalent shares outstanding                                                   7,362,021           7,657,172
                                                                                 ===============     ===============

    Net income per share                                                       $           0.33    $           0.15
                                                                                 ===============     ===============


(A) Dilutive effect of common equivalent shares not included since dilution is less than 3%.