Form 10-Q
period 1996-03-31
INTERSTATE JOHNSON LANE INC
filed 1996-05-10
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996

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

Yes      X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at April 30, 1996
 (Common stock, $.20 par value)                    6,009,941

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index


                                                                     Page Number

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of
                  Financial Condition--March 31, 1996 and
                  September 30, 1995                                        3

                  Condensed Consolidated Statements of
                  Operations--Six Months Ended
                  March 31, 1996 and 1995                                   4

                  Condensed Consolidated Statements of
                  Cash Flows--Six Months Ended
                  March 31, 1996 and 1995                                   5

                  Notes to Condensed Consolidated Financial
                  Statements                                                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9


Part II. Other Information

         Item 1.  Legal Proceedings                                        12

         Item 6.  Exhibits and Reports on Form 8-K                         12

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                        (All dollars in thousands)
                                                                     March 31,              September 30,
                                                                       1996                    1995
                                                                    ------------            ------------

Assets
Cash and cash equivalents                                         $      13,709           $      26,537
Cash and securities segregated for
   regulatory purposes                                                  132,984                 117,616
Loans under matched securities resale agreements                         56,149                 129,623
Receivables:
  Financing resale agreements                                             7,007                  23,848
  Customers                                                             195,802                 175,328
  Brokers, dealers and clearing agencies                                 10,980                  18,048
  Other                                                                   4,139                   4,722
Trading securities owned                                                 98,803                  75,749
Land, buildings, and improvements, net                                    6,179                   7,285
Office facilities and equipment, net                                      9,637                   8,865
Goodwill and intangible assets                                           13,377                  13,678
Other assets                                                             19,818                  15,213
                                                                    ------------            ------------
                                                                  $     568,584           $     616,512
                                                                    ============            ============

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                                  $      21,346           $      11,872
  Financing repurchase agreements                                         7,075                  38,561
Borrowings under matched securities repurchase agreements                47,758                 130,453
Payables:
  Customers                                                             290,424                 267,714
  Brokers and dealers                                                     2,629                   6,619
  Other                                                                   6,900                   7,322
Accrued compensation and benefits                                        16,063                  14,460
Securities sold but not yet purchased                                    57,744                  25,305
Notes payable                                                             6,664                   7,772
Other liabilities and accrued expenses                                   16,179                  15,864
                                                                    ------------            ------------
                                                                        472,782                 525,942
                                                                    ------------            ------------
Minority interests                                                          200                     200
                                                                    ------------            ------------
Long-term subordinated debt                                              20,999                  20,999
                                                                    ------------            ------------
Shareholders' equity:
      Common stock                                                        1,377                   1,377
      Additional paid-in-capital                                         31,067                  31,510
      Retained earnings                                                  49,942                  45,043
                                                                    ------------            ------------
                                                                         82,386                  77,930
      Less:  treasury stock, at cost                                     (7,783)                 (8,559)
                                                                    ------------            ------------
            Total shareholders' equity                                   74,603                  69,371
                                                                    ------------            ------------
                                                                  $     568,584           $     616,512
                                                                    ============            ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          For the Six Months               For the Three Months
                                                            Ended March 31,                  Ended March 31,
                                                      (All dollars in thousands)        (All dollars in thousands)
                                                         1996             1995             1996            1995
                                                     -------------    -------------    -------------   -------------

Revenues:
      Commissions and sales credits                $       74,043   $       51,681   $       39,726  $       27,434
      Trading gains, net                                    3,910            3,477            1,871           2,366
      Investment banking and underwriting                   2,936            1,824            1,197             869
      Asset management and advisory                         4,390            3,517            2,245           1,795
      Interest                                             16,808           21,428            8,346          11,219
      Other                                                 3,909            3,319            2,077           1,895
                                                     -------------    -------------    -------------   -------------
Total revenues                                            105,996           85,246           55,462          45,578
      Interest expense                                     10,761           16,360            5,204           8,585
                                                     -------------    -------------    -------------   -------------
Net revenues                                               95,235           68,886           50,258          36,993
                                                     -------------    -------------    -------------   -------------
Expenses:
      Compensation and benefits                            61,234           43,698           32,878          23,370
      Technology and telephone                              8,642            6,926            4,493           3,581
      Occupancy                                             4,249            4,176            2,156           2,085
      Execution, clearance and depository                   2,111            1,886            1,031           1,011
      Promotion and development                             2,919            2,780            1,431           1,581
      Professional services                                 1,513            1,528              717             717
      Printing, postage and supplies                        1,790            1,620              934             908
      Other operating expenses                              3,849            2,129            1,375           1,150
                                                     -------------    -------------    -------------   -------------
Total expenses                                             86,307           64,743           45,015          34,403
                                                     -------------    -------------    -------------   -------------

Income before income taxes                                  8,928            4,143            5,243           2,590

Income tax expense                                          3,660            1,609            2,149             988
                                                     -------------    -------------    -------------   -------------

Net Income                                         $        5,268   $        2,534   $        3,094  $        1,602
                                                     =============    =============    =============   =============

Earnings per share:
      Primary                                      $         0.86   $         0.40   $         0.51  $         0.25
                                                     =============    =============    =============   =============

      Fully diluted                                $         0.78   $         0.40   $         0.45  $         0.24
                                                     =============    =============    =============   =============

Weighted average shares:
      Primary                                           6,112,079        6,369,903        6,113,568       6,349,441
                                                     =============    =============    =============   =============

      Fully diluted                                     7,329,665        7,648,482        7,331,154       7,628,020
                                                     =============    =============    =============   =============



The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended March 31,
                                   (Unaudited)


                                                                            (All dollars in thousands)
                                                                              1996             1995
                                                                           ------------     ------------

Cash flows from operating activities:
- - -----------------------------------------
Net income                                                               $       5,268    $       2,534
                                                                           ------------     ------------
Adjustments  to  reconcile  net  income to cash  provided  (used)
  by  operating activities:
Depreciation and amortization                                                    2,349            1,581
Deferred income taxes                                                             (950)               -
Provision for real estate charges                                                  850              500
Other non-cash items                                                               904              (42)
                                                                           ------------     ------------
                                                                                 3,153            2,039
                                                                           ------------     ------------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                        (15,368)         (24,147)
Loans under matched securities resale and repurchase agreements, net              (762)           3,166
Net payables to customers                                                        2,237           19,015
Net receivables from brokers, dealers and clearing agencies                      3,077            2,019
Other receivables                                                                  583            4,073
Trading securities owned, net                                                    9,386             (431)
Other assets                                                                    (3,705)          (4,448)
Accrued compensation and benefits                                                1,603           (3,243)
Other liabilities and accrued expenses                                             744           (1,436)
                                                                           ------------     ------------
                                                                                (2,205)          (5,432)
                                                                           ------------     ------------
             Cash provided (used) by operating activities                        6,216             (859)
                                                                           ------------     ------------

Cash flows from financing activities:
- - -----------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                                    9,474          (11,189)
   Borrowings under financing repurchase and resale agreements, net            (23,104)          (3,056)
   Notes payable                                                                (1,108)            (680)
Proceeds from stock options exercised                                              126              146
Purchase of stock for treasury                                                  (1,714)          (1,260)
Dividends paid                                                                    (369)            (383)
                                                                           ------------     ------------

             Cash used by financing activities                                 (16,695)         (16,422)
                                                                           ------------     ------------

Cash flows from investing activities:
- - -----------------------------------------
Capital expenditures                                                            (2,349)          (1,549)
                                                                           ------------     ------------
             Cash used by investing activities                                  (2,349)          (1,549)
                                                                           ------------     ------------

Net decrease in cash and cash equivalents                                      (12,828)         (18,830)
Cash and cash equivalents at beginning of period                                26,537           30,193
                                                                           ------------     ------------
Cash and cash equivalents at end of period                               $      13,709    $      11,363
                                                                           ============     ============
Cash paid during the quarter for:
   Interest                                                              $      11,098    $       8,710
   Income taxes                                                          $       4,128    $       1,073



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

     At March  31,  1996,  IJL's  net  capital  was 21% of its  aggregate  debit
     balances  and  approximately   $39.2  million  in  excess  of  its  minimum
     regulatory requirements.


3.   Commitments and Contingencies:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                 Millions

                  For the six months ended September 30, 1996        $5.4

                  For the fiscal year ended September 30,
                                    1997                              7.5
                                    1998                              5.3
                                    1999                              3.4
                                    2000                              1.4
                                    Thereafter                        4.9

                                                                   $ 27.9

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Commitments and Contingencies, continued:

     In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At March 31, 1996, contingent liabilities under these obligations amounted to approximately $2.1 million in the aggregate.

     Of a $20 million irrevocable letter of credit available, the amount outstanding at March 31, 1996 under this facility was $3.0 million.


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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Financial Instruments with Off-Balance-Sheet Risk, continued:


     Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At March 31, 1996, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $28.6 million and short market values of approximately $30.1 million and futures sale contracts with short market values of $14.2 million used primarily to hedge municipal bonds. While IJL may from time to time participate in the trading of some derivitive securities for its customers, this is not a significant portion of IJLs business.

     IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 89% of all loans under securities resale agreements at March 31, 1996 were made to three counterparties.

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


In recent years, the Company's retail sales force has grown in large part due to the recruitment and training of individuals without securities industry experience. At March 31, 1996, approximately 24% of the Company's retail financial consultants had fewer than three years' industry experience. While this strategy may be rewarding in the future, near-term slowdowns in individual investor activity could negatively impact the revenue production of a less seasoned sales force. Implementation of prospective Securities and Exchange Commission disclosure requirements for broker-dealers regarding payment for order flow, and for money managers regarding "soft dollar" arrangements with broker-dealers, could also indirectly stifle certain revenue streams in the future.


Liquidity and Capital Resources

The Company's net cash position decreased $12.8 million for the six months ended March 31, 1996. Operating activities consumed $2.2 million of cash, offset by $8.4 million of net income adjusted for depreciation and other non-cash charges. Financing activities used an additional $16.7 million of cash while capital expenditures totaled $2.3 million.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at March 31, 1996, these assets comprised approximately 91% of the balance sheet. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock and/or convertible debentures, payment of dividends, and litigation settlements arising from normal business operations. In addition, the Company anticipates capital spending of up to $3 million over the next several years in conjunction with a planned program of technology improvements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

At March 31, 1996, the Company had $155 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralized repurchase agreements with other financial institutions, and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term subordinated debt, will satisfy normal financing needs for the foreseeable future.

The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York
Stock Exchange, and consistently has operated well in excess of the minimum requirements. At March 31, 1996, IJL had net capital of $43.3 million, "excess net capital" of approximately $39.2 million, and a net capital ratio of 21%.


Results of Operations

For the six months ended March 31, 1996, net revenues increased $26.3 million, or 38%, from the previous year, while expenses, other than interest, increased $21.6 million, or 33%. Net income of $5.3 million was up $2.7 million from the results of the period of a year ago. Net revenues increased $13.3 million, or 36%, for the three months ended March 31, 1996, while expenses, other than interest, increased $10.6 million, or 31%. Net income for the period was $3.1 million or $.51 per share, compared with $1.6 million or $.25 per share for the same quarter of a year ago.

Overall, commissions and sales credits increased by about $22.4 million, or 43%, from the same six-month period of a year ago, representing gains of 40% in the retail sector and 49% in the institutional sector. For the three-month period ended March 31, 1996, commissions and sales credits increased about $12.3 million from the same period of a year ago. Increases in secondary market transactions in both exchange listed and OTC equities, and increased equity underwritings contributed to the increase in both the retail and institutional sectors for the six and three month periods. Increased sales of mutual fund shares and annuity products also contributed to the increase in the retail sector, while improving new issues markets and increased activity in mortgage-backed securities had a positive impact on the institutional sector for both periods presented.

Increased profits of $800,000 in OTC trading were offset by a $350,000 decrease in fixed income trading to produce an overall increase in trading gains of $450,000, or 12% for the six months ended March 31, 1996. However, an increase of $400,000 in OTC trading for the quarter was insufficient to overcome a decrease of $900,000 in fixed income trading, thus producing a net decrease of $500,000 or 21% in trading gains.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Investment banking fees and underwriting profits increased $1.1 million, or 61%, and $300,000, or 38%, from the same six and three month periods of a year ago due to an improved capital-raising environment, coupled with an increased level of managed underwritings. Asset management and advisory fees were up $900,000 and $450,000 for the six and three month periods, respectively, due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions. Other income was up $600,000 and $200,000 for the six and three month periods, respectively, largely attributable to an increase in money fund service fees.

Interest revenues were down about $4.6 million for the six months ($2.9 million for the quarter) ended March 31, 1996 while expenses decreased $5.6 million and $3.4 million for the corresponding periods. The resultant increases of $1.0 million and $500,000 in net interest income for the six and three month periods, respectively, is due primarily to increased segregated customer funds, and to increased inventories of mortgage-backed and corporate securities, offset slightly by increased levels of net unmatched repurchase agreements and interest paid on higher levels of net customer credits. The majority of the decrease in both revenues and expenses is attributable to significantly lower levels of matched resale and repurchase agreements.

Compensation and benefits costs increased $17.5 million, or 40% ($9.5 million for the quarter), due primarily to an increase in transaction-based commissions and other profit-driven incentives. Technology and telephone expense increased $1.7 million, or 25%, for the six month period and $900,000 for the quarter primarily due to expenses related to the Company's ongoing program of technology improvements. Other operating expenses increased $1.7 million, or 81% ($200,000 for the quarter) largely as a result of increased provisions for legal and related matters, and of adjustments to the carrying value of certain assets.

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

                              27            Financial Data Schedule

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   INTERSTATE/JOHNSON LANE, INC.
                                                           Registrant


         Signature                        Title                    Date



_________________________           President and Chief
      James H. Morgan               Executive Officer           May 15, 1996





_________________________           Vice President - Finance
     Edward C. Ruff                 and Treasurer (Principal
                                    Financial Officer)           May 15, 1996




_________________________           Assistant Vice President
  C. Fred Wagstaff, III             (Principal Accounting
                                    Officer)                     May 15, 1996