Form 10-Q
period 1996-06-30
INTERSTATE JOHNSON LANE INC
filed 1996-08-13
CIK 771296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

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

Yes      X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at July 31, 1996
(Common stock, $.20 par value)                     5,948,827

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index



                                                                                Page Number
Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of
                  Financial Condition--June 30, 1996 and
                  September 30, 1995                                                  3

                  Condensed Consolidated Statements of
                  Operations--Nine Months Ended
                  June 30, 1996 and 1995                                              4

                  Condensed Consolidated Statements of
                  Cash Flows--Nine Months Ended
                  June 30, 1996 and 1995                                             5

                  Notes to Condensed Consolidated Financial
                  Statements                                                         6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      9


Part II. Other Information

         Item 1.  Legal Proceedings                                                 12

         Item 6.  Exhibits and Reports on Form 8-K                                  12

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                                                        (All dollars in thousands)
                                                                     June 30,               September 30,
                                                                       1996                    1995
                                                                    ------------            ------------
Assets
Cash and cash equivalents                                         $       6,241           $      26,537
Cash and securities segregated for
   regulatory purposes                                                   97,599                 117,616
Loans under matched securities resale agreements                         58,269                 129,623
Receivables:
  Financing resale agreements                                            79,421                  23,848
  Customers                                                             226,505                 175,328
  Brokers, dealers and clearing agencies                                 18,856                  18,048
  Other                                                                   4,962                   4,722
Trading securities owned                                                103,202                  75,749
Land, buildings, and improvements, net                                    5,968                   7,285
Office facilities and equipment, net                                      9,248                   8,865
Goodwill and intangible assets                                           13,226                  13,678
Other assets                                                             20,520                  15,213
                                                                    ------------            ------------
                                                                  $     644,017           $     616,512
                                                                    ============            ============

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                                  $      15,292           $      11,872
  Financing repurchase agreements                                        52,644                  38,561
Borrowings under matched securities repurchase agreements                58,685                 130,453
Payables:
  Customers                                                             288,079                 267,714
  Brokers and dealers                                                     1,544                   6,619
  Other                                                                   7,256                   7,322
Accrued compensation and benefits                                        16,891                  14,460
Securities sold but not yet purchased                                    83,154                  25,305
Notes payable                                                             6,463                   7,772
Other liabilities and accrued expenses                                   16,918                  15,864
                                                                    ------------            ------------
                                                                        546,926                 525,942
                                                                    ------------            ------------
Minority interest                                                           200                     200
                                                                    ------------            ------------
Long-term subordinated debt                                              20,999                  20,999
                                                                    ------------            ------------
Shareholders' equity:
      Common stock                                                        1,377                   1,377
      Additional paid-in-capital                                         31,141                  31,510
      Retained earnings                                                  52,208                  45,043
                                                                    ------------            ------------
                                                                         84,726                  77,930
      Less:  treasury stock, at cost                                     (8,834)                 (8,559)
                                                                    ------------            ------------
            Total shareholders' equity                                   75,892                  69,371
                                                                    ------------            ------------
                                                                  $     644,017           $     616,512
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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          For the Nine Months              For the Three Months
                                                            Ended June 30,                    Ended June 30,
                                                      (All dollars in thousands)        (All dollars in thousands)
                                                         1996             1995             1996            1995
                                                     -------------    -------------    -------------   -------------
Revenues:
      Commissions and sales credits                $      111,219   $       82,209   $       37,176  $       30,528
      Trading gains, net                                    5,709            5,049            1,800           1,572
      Investment banking and underwriting                   3,718            2,931              782           1,107
      Asset management and advisory                         6,823            5,270            2,433           1,753
      Interest                                             25,162           33,199            8,353          11,771
      Other                                                 5,948            4,829            2,038           1,510
                                                     -------------    -------------    -------------   -------------
Total revenues                                            158,579          133,487           52,582          48,241
      Interest expense                                     16,067           25,577            5,305           9,217
                                                     -------------    -------------    -------------   -------------
Net Revenues                                              142,512          107,910           47,277          39,024
                                                     -------------    -------------    -------------   -------------
Expenses:
      Compensation and benefits                            91,819           68,524           30,783          24,987
      Technology and telephone                             13,166           11,163            4,524           4,237
      Occupancy                                             6,454            6,286            2,205           2,109
      Execution, clearance and depository                   3,017            2,841              956             955
      Promotion and development                             4,909            4,440            1,742           1,499
      Professional services                                 2,315            2,533              802           1,005
      Printing, postage and supplies                        2,702            2,587              911             968
      Other operating expenses                              5,191            3,154            1,343           1,025
                                                     -------------    -------------    -------------   -------------
Total expenses                                            129,573          101,528           43,266          36,785
                                                     -------------    -------------    -------------   -------------

Income before income taxes                                 12,939            6,382            4,011           2,239

Income tax expense                                          5,225            2,488            1,565             879
                                                     -------------    -------------    -------------   -------------

Net Income                                         $        7,714   $        3,894   $        2,446  $        1,360
                                                     =============    =============    =============   =============

Earnings per share:
      Primary                                      $         1.27   $         0.61   $         0.41  $         0.22
                                                     =============    =============    =============   =============

      Fully diluted                                $         1.16   $         0.61   $         0.37  $         0.21
                                                     =============    =============    =============   =============

Weighted average shares:
      Primary                                           6,076,846        6,363,871        6,005,992       6,281,891
                                                     =============    =============    =============   =============

      Fully diluted                                     7,300,951        7,642,047        7,230,097       7,560,067
                                                     =============    =============    =============   =============




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended June 30,
                                   (Unaudited)



                                                                         (All dollars in thousands)
                                                                              1996             1995
                                                                           ------------     ------------
Cash flows from operating activities:
- - -----------------------------------------
Net income                                                               $       7,714    $       3,894
                                                                           ------------     ------------
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization                                                    3,653            2,674
Deferred income taxes                                                             (410)               -
Provision for real estate charges                                                  850              750
Other non-cash items                                                             1,091             (198)
                                                                           ------------     ------------
                                                                                 5,184            3,226
                                                                           ------------     ------------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                         20,018          (18,627)
Loans under matched securities resale and repurchase agreements, net              (414)           2,074
Net payables to customers                                                      (30,811)          14,541
Net receivables from brokers, dealers and clearing agencies                     (5,884)            (356)
Other receivables                                                                 (241)           3,961
Trading securities owned, net                                                   30,397            4,629
Other assets                                                                    (4,976)          (5,113)
Accrued compensation and benefits                                                2,430           (1,950)
Other liabilities and accrued expenses                                           1,668           (1,155)
                                                                           ------------     ------------
                                                                                12,187           (1,996)
                                                                           ------------     ------------
             Cash provided (used) by operating activities                       25,085            5,124
                                                                           ------------     ------------

Cash flows from financing activities:
- - -----------------------------------------
Proceeds from (repayment of):
   Short-term bank borrowings                                                    3,420           (6,307)
   Borrowings under financing repurchase and resale agreements, net            (41,490)           1,511
   Notes payable                                                                (1,309)            (696)
Proceeds from stock options exercised                                              126              164
Purchase of stock for treasury                                                  (2,765)          (2,575)
Dividends paid                                                                    (549)            (572)
                                                                           ------------     ------------

             Cash used by financing activities                                 (42,567)          (8,475)
                                                                           ------------     ------------

Cash flows from investing activities:
- - -----------------------------------------
Capital expenditures                                                            (2,814)          (3,270)
                                                                           ------------     ------------
             Cash used by investing activities                                  (2,814)          (3,270)
                                                                           ------------     ------------

Net decrease in cash and cash equivalents                                      (20,296)          (6,621)
Cash and cash equivalents at beginning of period                                26,537           30,193
                                                                           ------------     ------------
Cash and cash equivalents at end of period                               $       6,241    $      23,572
                                                                           ============     ============
Cash paid during the quarter for:
   Interest                                                              $       5,060    $       9,029
   Income taxes                                                          $       3,674    $         593



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

     At June 30, 1996, IJL's net capital was 18% of its aggregate debit balances and approximately $36.9 million in excess of its minimum regulatory requirements.


3.   Commitments and Contingencies:


     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                                Millions
                  For the three months ended September 30, 1996                    $2.7

                  For the fiscal year ended September 30,
                                    1997                                             7.7
                                    1998                                             5.4
                                    1999                                             3.5
                                    2000                                             1.4
                                    Thereafter                                       5.0
                                                                                  $ 25.7

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Commitments and Contingencies, continued:

     In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At June 30, 1996, contingent liabilities under these obligations amounted to approximately $2.1 million in the aggregate.

     Of a $20 million irrevocable letter of credit available, the amount outstanding at June 30, 1996 under this facility was $4.5 million.


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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Financial Instruments with Off-Balance-Sheet Risk, continued:


     Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At June 30, 1996, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $26.0 million and short market values of approximately $26.4 million and futures sale contracts with short market values of $15.9 million used primarily to hedge municipal bonds. While IJL may from time to time participate in the trading of some derivative securities for its customers, this is not a significant portion of IJL's business.

     IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 93% of all loans under securities resale agreements at June 30, 1996 were made to five counterparties.

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


In recent years, the Company's retail sales force has grown in large part due to the recruitment and training of individuals without securities industry experience. At June 30, 1996, approximately 20% of the Company's retail financial consultants had fewer than three years' industry experience. While this strategy may be rewarding in the future, near-term slowdowns in individual investor activity could negatively impact the revenue production of a less seasoned sales force. Implementation of prospective Securities and Exchange Commission disclosure requirements for broker-dealers regarding payment for order flow, and for money managers regarding "soft dollar" arrangements with broker-dealers, could also indirectly stifle certain revenue streams in the future.


Liquidity and Capital Resources

The Company's net cash position decreased $20.3 million for the nine months ended June 30, 1996. Changes in net operating assets provided $12.2 million of cash, augmented by $12.9 million of net income adjusted for depreciation and other non-cash charges. Financing activities consumed $42.6 million of cash while capital expenditures totaled $2.8 million.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at June 30, 1996, these assets comprised approximately 92% of the balance sheet. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock and/or convertible debentures, payment of dividends, and litigation settlements arising from normal business operations. In addition, the Company anticipates capital spending of up to $3 million over the next several years in conjunction with a planned program of technology improvements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

At June 30, 1996, the Company had $155 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralized repurchase agreements with other financial institutions, and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term subordinated debt, will satisfy normal financing needs for the foreseeable future.

The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and consistently has operated well in excess of the minimum requirements. At June 30, 1996, IJL had net capital of $41.6 million, "excess net capital" of approximately $36.9 million, and a net capital ratio of 18%.


Results of Operations

For the nine months ended June 30, 1996, net revenues increased $34.6 million, or 32%, from the previous year, while expenses, other than interest, increased $28.0 million, or 28%. Net income of $7.7 million was up $3.8 million from the results of the period of a year ago. Net revenues increased $8.3 million, or 21%, for the three months ended June 30, 1996, while non-interest expenses increased $6.5 million, or 18%. Net income for the period was $2.4 million or $.41 per share, compared with $1.4 million or $.22 per share for the same quarter of a year ago.

Overall, commissions and sales credits increased by about $29.0 million, or 35%, from the same nine-month period of a year ago, representing gains of 35% in the retail sector and 37% in the institutional sector. For the three-month period ended June 30, 1996, commissions and sales credits increased about $6.6 million from the same period of a year ago. Increases in secondary market transactions in both exchange listed and OTC equities, and increased equity underwritings contributed to the increase in both the retail and institutional sectors for the nine and three month periods. Increased sales of mutual fund shares and annuity products also contributed to the increase in the retail sector, while improved new issue markets and increased activity in mortgage-backed securities had a positive impact on the institutional sector for both periods presented.

Increased profits of $1.3 million in OTC trading were offset by a $650,000 decrease in fixed income trading to produce an overall increase in trading gains of $650,000, or 13% for the nine months ended June 30, 1996. An increase of $550,000 in OTC trading for the quarter was offset by a decrease of $300,000 in fixed income trading, producing a net increase of $250,000 or 15% in trading gains.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Investment banking fees and underwriting profits increased $800,000, or 27% from the same nine month period of a year ago due to an improved equity capital-raising environment, coupled with an increased level of managed underwritings. However, a decrease in revenue from participation in underwriting syndicates contributed to the $300,000 decrease in this sector for the quarter. Asset management and advisory fees were up $1.6 million and $700,000 for the nine and three month periods, respectively, due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions. Other income was up $1.1 million and $500,000 for the nine and three month periods, respectively, largely attributable to an increase in money fund service fees.

Interest revenues were down about $8.0 million for the nine months ($3.4 million for the quarter) ended June 30, 1996 while interest expenses decreased $9.5 million and $3.9 million for the corresponding periods. The resultant increases of $1.5 million and $500,000 in net interest income for the nine and three month periods, respectively, is due primarily to an increase in interest earned on segregated customer funds offset slightly by increased levels of net unmatched repurchase agreements and reduced rate spreads earned on customer balances. The majority of the decrease in both revenues and expenses is attributable to significantly lower levels of matched resale and repurchase agreements.

Compensation and benefits costs increased $23.3 million, or 34% ($5.8 million for the quarter), due primarily to an increase in transaction-based commissions and other profit-driven incentives. Technology and telephone expense increased $2.0 million, or 18%, for the nine month period and $300,000 for the quarter primarily due to expenses related to the Company's ongoing program of technology improvements. Professional services decreased $200,000 for both the nine and three month periods of a year ago due to a decrease in legal fees paid. Other operating expenses increased $2.0 million, or 65% ($300,000 for the quarter) largely as a result of increased provisions for legal and related matters.

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


         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                INTERSTATE/JOHNSON LANE, INC.
                                                         Registrant


         Signature                                     Title                          Date
_________________________           President and Chief
           James H. Morgan          Executive Officer                                 August 14, 1996





_________________________           Vice President - Finance
            Edward C. Ruff                  and Treasurer (Principal
                                            Financial Officer)                  August 14, 1996




_________________________           Assistant Vice President
         C. Fred Wagstaff, III              (Principal Accounting
                                            Officer)                            August 14, 1996

