Form 10-Q/A
period 1995-12-31
INTERSTATE JOHNSON LANE INC
filed 1996-10-30
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           AMENDMENT #1 TO FORM 10-Q

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




                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                                                      (All dollars in thousands)
                                                                  December 31,            September 30,
                                                                     1995                    1995
                                                                  ------------            ------------

Assets
Cash and cash equivalents                                       $      19,543           $      26,537
Cash and securities segregated for
   regulatory purposes                                                124,029                 117,616
Loans under matched securities resale agreements                      202,420                 129,623
Receivables:
  Financing resale agreements                                           9,624                  23,848
  Customers                                                           195,372                 175,328
  Brokers, dealers and clearing agencies                               15,488                  18,048
  Other                                                                 6,514                   4,722
Trading securities owned                                               68,363                  75,749
Land, buildings, and improvements, net                                  6,286                   7,285
Office facilities and equipment, net                                    8,844                   8,865
Goodwill and intangible assets                                         13,528                  13,678
Other assets                                                           17,523                  15,213
                                                                  ------------            ------------
                                                                $     687,534           $     616,512
                                                                  ============            ============

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                                $      20,190           $      11,872
  Bank loans                                                            3,000                        -
  Financing repurchase agreements                                      16,123                  38,561
Borrowings under matched securities repurchase agreements             203,960                 130,453
Payables:
  Customers                                                           280,942                 267,714
  Brokers and dealers                                                  15,416                   6,619

  Other                                                                 8,265                   7,322
Accrued compensation and benefits                                      12,055                  14,460

Securities sold but not yet purchased                                  12,896                  25,305
Notes payable                                                           6,910                   7,772
Other liabilities and accrued expenses                                 14,198                  15,864
                                                                  ------------            ------------
                                                                      593,955                 525,942
                                                                  ------------            ------------
Minority interests                                                        200                     200
                                                                  ------------            ------------
Long-term subordinated debt                                            20,999                  20,999
                                                                  ------------            ------------
Shareholders' equity:
      Common stock                                                      1,377                   1,377
      Additional paid-in-capital                                       31,278                  31,510

      Retained earnings                                                46,929                  45,043

                                                                  ------------            ------------
                                                                       79,584                  77,930
      Less:  treasury stock, at cost                                   (7,204)                 (8,559)
                                                                  ------------            ------------
            Total shareholders' equity                                 72,380                  69,371
                                                                  ------------            ------------
                                                                $     687,534           $     616,512
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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                              For the Three Months
                                                                                               Ended December 31,
                                                                                           (All dollars in thousands)
                                                                                             1995              1994
                                                                                         -------------     -------------


             Revenues:
                  Commissions and sales credits                                        $       34,317    $       24,247
                  Trading gains, net                                                            2,039             1,111
                  Investment banking and underwriting                                           1,739               955
                  Asset management and advisory                                                 2,144             1,722
                  Interest                                                                      8,462            10,208
                  Other                                                                         1,833             1,424
                                                                                         -------------     -------------
             Total revenues                                                                    50,534            39,667
                  Interest expense                                                              5,558             7,775
                                                                                         -------------     -------------
             Net revenues                                                                      44,976            31,892
                                                                                         -------------     -------------
             Expenses:

                  Compensation and benefits                                                    28,533            20,328

                  Technology and telephone                                                      4,149             3,345
                  Occupancy                                                                     2,092             2,092
                  Execution, clearance and depository                                           1,080               875
                  Promotion and development                                                     1,489             1,199
                  Professional services                                                           795               810
                  Printing, postage and supplies                                                  856               712
                  Other operating expenses                                                      2,474               978
                                                                                         -------------     -------------

             Total expenses                                                                    41,468            30,339
                                                                                         -------------     -------------

             Income before income taxes                                                         3,508             1,553

             Income tax expense                                                                 1,438               621
                                                                                         -------------     -------------

             Net Income                                                                $        2,070    $          932
                                                                                         =============     =============

             Earnings per share:
                  Primary                                                              $         0.34 $            0.15
                                                                                         =============     =============

                  Fully diluted                                                        $         0.31 $            0.15
                                                                                         =============     =============
             Weighted average shares:
                  Primary                                                                   6,110,606         6,389,920
                                                                                         =============     =============

                  Fully diluted                                                             7,562,021         7,657,172
                                                                                         =============     =============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the three months ended December 31,
                                  (Unaudited)


                                                                           (All dollars in thousands)
                                                                             1995             1994
                                                                          ------------     ------------

Cash flows from operating activities:
-----------------------------------------

Net income                                                              $       2,070    $         932

                                                                          ------------     ------------
Adjustments  to  reconcile  net  income to cash  provided  (used)  by  operating activities:
Depreciation and amortization                                                   1,111              794
Deferred income taxes                                                            (950)               -
Provision for real estate charges                                                 850              250
Other non-cash items                                                              657             (108)
                                                                          ------------     ------------
                                                                                1,668              936
                                                                          ------------     ------------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                        (6,413)          (2,945)
Loans under matched securities resale and repurchase agreements, net              710            1,749
Net payables to customers                                                      (6,816)           4,935
Net receivables from brokers, dealers and clearing agencies                    11,357           (4,218)
Other receivables                                                              (1,792)           1,742
Trading securities owned, net                                                  (5,023)         (28,840)
Other assets                                                                   (1,371)            (117)

Accrued compensation and benefits                                              (2,405)          (5,778)
Other liabilities and accrued expenses                                            357             (105)
                                                                          ------------     ------------
                                                                              (11,396)         (33,577)
                                                                          ------------     ------------
             Cash used by operating activities                                 (7,658)         (31,709)

                                                                          ------------     ------------

Cash flows from financing activities:
-----------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                                  11,318           (2,246)
   Borrowings under financing repurchase and resale agreements, net            (8,214)          18,136
   Notes payable                                                                 (862)             (45)
Purchase of stock for treasury                                                   (692)            (840)
Dividends paid                                                                   (185)            (192)
                                                                          ------------     ------------

             Cash provided by financing activities                              1,365           14,813
                                                                          ------------     ------------

Cash flows from investing activities:
-----------------------------------------
Capital expenditures                                                             (701)            (678)
                                                                          ------------     ------------
             Cash used by investing activities                                   (701)            (678)
                                                                          ------------     ------------

Net decrease (increase) in cash and cash equivalents                           (6,994)         (17,574)
Cash and cash equivalents at beginning of period                               26,537           30,193
                                                                          ------------     ------------
Cash and cash equivalents at end of period                              $      19,543    $      12,619
                                                                          ============     ============
Cash paid during the quarter for:
   Interest                                                             $       5,835    $       7,736
   Income taxes                                                         $       1,336    $         151



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


     At December 31, 1995, IJL's net capital was 20% of its aggregate debit balances and approximately $36.4 million in excess of its minimum regulatory requirements.



3.   COMMITMENTS AND CONTINGENCIES:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                Millions

                  For the nine months ended September 30, 1996      $7.9

                  For the fiscal year ended September 30,
                                    1997                             7.2
                                    1998                             5.0
                                    1999                             3.2
                                    2000                             1.3
                                    Thereafter                       4.9
                                                                --------
                                                                  $ 29.5

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



6.   LONG-TERM INCENTIVE COMPENSATION PLAN:


     The Company's Board of Directors approved a three-year incentive compensation plan ("the Plan") for selected executive officers at its July 1996 meeting. The Plan was approved retroactively to the beginning of the Company's 1996 fiscal year; accordingly, quarterly financial information has been restated to reflect adoption of the Plan. Compensation expense recognized under the Plan for the quarter ended December
     31, 1995 totaled $177,000 and is reflected in the accompanying restated financial statements. Maximum imputed shares issuable under the Plan as of December 31, 1995 totaled 200,000, and are included as common stock equivalents in the computation of fully diluted earnings per share.

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


Liquidity and Capital Resources


The Company's net cash position decreased $7.0 million for the three months ended December 31, 1995. Operating activities consumed $11.4 million of cash, offset by $3.7 million of net income adjusted for depreciation and other non-cash charges. Financing activities provided $1.4 million of cash while capital expenditures totaled $700,000.


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


The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and consistently has operated well in excess of the minimum requirements. At December 31, 1995, IJL had net capital of $40.5 million, "excess net capital" of approximately $36.4 million, and a net capital ratio of 20%.



Results of Operations


For the three months ended December 31, 1995, net revenues increased $13.1 million, or 41%, from the previous year, while expenses, other than interest, increased $11.1 million, or 37%. Net income of $2.1 million was up $1.1 million from the results of the period of a year ago.


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


Compensation and benefits costs increased $8.2 million, or 40% for the three month period ended December 31, 1995 due primarily to an increase in transaction-based commissions and other profit-driven incentives including the new management LTIP described in Note 6 to the Condensed Consolidated Financial Statements. Technology and telephone expense increased $800,000, or 24%, for the quarter primarily due to expenses related to the Company's ongoing program of technology improvements. Execution, clearance and depository costs increased $200,000, or 23%, primarily from increased transaction volume. Promotion and development costs increased $300,000, or 24%, due to the Company's continuing effort to build revenue. Other operating expenses increased $1.5 million, or 153%, for the quarter largely as a result of increased provisions for legal and related matters, and of adjustments to the carrying value of certain assets.

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



                                                INTERSTATE/JOHNSON LANE, INC.
                                                         Registrant


         Signature                        Title                        Date




_________________________           President and Chief
    James H. Morgan                 Executive Officer         October 21, 1996





_________________________           Vice President - Finance
    Edward C. Ruff                  and Treasurer (Principal
                                    Financial Officer)        October 21, 1996




_________________________           Assistant Vice President
  C. Fred Wagstaff, III             (Principal Accounting
                                    Officer)                  October 21, 1996