Form 10-Q/A
period 1996-03-31
INTERSTATE JOHNSON LANE INC
filed 1996-10-30
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              AMENDMENT #1 TO 10-Q

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

Yes      X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at April 30, 1996
              -----                        ------------------------------
(Common stock, $.20 par value)                          6,009,941

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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)



                                                                       (All dollars in thousands)
                                                                   March 31,               September 30,
                                                                      1996                    1995
                                                                  -------------            ------------

Assets
Cash and cash equivalents                                       $       13,709           $      26,537
Cash and securities segregated for
   regulatory purposes                                                 132,984                 117,616
Loans under matched securities resale agreements                         7,007                 129,623
Receivables:
  Financing resale agreements                                           56,149                  23,848
  Customers                                                            195,802                 175,328
  Brokers, dealers and clearing agencies                                10,980                  18,048
  Other                                                                  4,139                   4,722
Trading securities owned                                                98,803                  75,749
Land, buildings, and improvements, net                                   6,179                   7,285
Office facilities and equipment, net                                     9,637                   8,865
Goodwill and intangible assets                                          13,377                  13,678
Other assets                                                            19,818                  15,213
                                                                  -------------            ------------
                                                                $      568,584           $     616,512
                                                                  =============            ============

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                                $       21,346           $      11,872
  Financing repurchase agreements                                       47,758                  38,561
Borrowings under matched securities repurchase agreements                7,075                 130,453
Payables:
  Customers                                                            290,424                 267,714
  Brokers and dealers                                                    2,629                   6,619

  Other                                                                  6,627                   7,322
Accrued compensation and benefits                                       16,727                  14,460
Securities sold but not yet purchased                                   57,744                  25,305

Notes payable                                                            6,664                   7,772
Other liabilities and accrued expenses                                  16,179                  15,864
                                                                  -------------            ------------
                                                                       473,173                 525,942
                                                                  -------------            ------------
Minority interests                                                         200                     200
                                                                  -------------            ------------
Long-term subordinated debt                                             20,999                  20,999
                                                                  -------------            ------------
Shareholders' equity:
      Common stock                                                       1,377                   1,377
      Additional paid-in-capital                                        31,067                  31,510

      Retained earnings                                                 49,551                  45,043
                                                                  -------------            ------------
                                                                        81,995                  77,930
      Less:  treasury stock, at cost                                    (7,783)                 (8,559)
                                                                  -------------            ------------
            Total shareholders' equity                                  74,212                  69,371

                                                                  -------------            ------------
                                                                $      568,584           $     616,512
                                                                  =============            ============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                         For the Six Months               For the Three Months
                                                           Ended March 31,                   Ended March 31,
                                                     (All dollars in thousands)        (All dollars in thousands)
                                                        1996             1995             1996             1995
                                                    --------------   -------------    -------------    -------------

Revenues:
      Commissions and sales credits               $        74,043  $       51,681   $       39,726   $       27,434
      Trading gains, net                                    3,910           3,477            1,871            2,366
      Investment banking and underwriting                   2,936           1,824            1,197              869
      Asset management and advisory                         4,390           3,517            2,245            1,795
      Interest                                             16,808          21,428            8,346           11,219
      Other                                                 3,909           3,319            2,077            1,895
                                                    --------------   -------------    -------------    -------------
Total revenues                                            105,996          85,246           55,462           45,578
      Interest expense                                     10,761          16,360            5,204            8,585
                                                    --------------   -------------    -------------    -------------
Net revenues                                               95,235          68,886           50,258           36,993
                                                    --------------   -------------    -------------    -------------
Expenses:

      Compensation and benefits                            61,898          43,698           33,365           23,370

      Technology and telephone                              8,642           6,926            4,493            3,581
      Occupancy                                             4,249           4,176            2,156            2,085
      Execution, clearance and depository                   2,111           1,886            1,031            1,011
      Promotion and development                             2,919           2,780            1,431            1,581
      Professional services                                 1,513           1,528              717              717
      Printing, postage and supplies                        1,790           1,620              934              908
      Other operating expenses                              3,849           2,129            1,375            1,150
                                                    --------------   -------------    -------------    -------------

Total expenses                                             86,971          64,743           45,502           34,403
                                                    --------------   -------------    -------------    -------------

Income before income taxes                                  8,264           4,143            4,756            2,590

Income tax expense                                          3,387           1,609            1,949              988
                                                    --------------   -------------    -------------    -------------

Net Income                                        $         4,877  $        2,534   $        2,807   $        1,602
                                                    ==============   =============    =============    =============

Earnings per share:
      Primary                                     $          0.80  $         0.40   $         0.46   $          0.25
                                                    ==============   =============    =============    =============

      Fully diluted                               $          0.70  $         0.40   $         0.40   $          0.24
                                                    ==============   =============    =============    =============

Weighted average shares:
      Primary                                           6,112,079       6,369,903        6,113,568        6,349,441
                                                    ==============   =============    =============    =============

      Fully diluted                                     7,679,665       7,648,482        7,681,154        7,628,020
                                                    ==============   =============    =============    =============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended March 31,
                                   (Unaudited)


                                                                           (All dollars in thousands)
                                                                              1996             1995
                                                                          -------------     ------------
Cash flows from operating activities:
-----------------------------------------

Net income                                                              $        4,877    $       2,534

                                                                          -------------     ------------
Adjustments  to  reconcile  net  income to cash  provided  (used)  by  operating activities:
Depreciation and amortization                                                    2,349            1,581
Deferred income taxes                                                             (950)               -
Provision for real estate charges                                                  850              500
Other non-cash items                                                               904              (42)
                                                                          -------------     ------------
                                                                                 3,153            2,039
                                                                          -------------     ------------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                        (15,368)         (24,147)
Loans under matched securities resale and repurchase agreements, net              (762)           3,166
Net payables to customers                                                        2,237           19,015
Net receivables from brokers, dealers and clearing agencies                      3,077            2,019
Other receivables                                                                  583            4,073
Trading securities owned, net                                                    9,386             (431)

Other assets                                                                    (3,705)          (4,448)
Accrued compensation and benefits                                                2,267           (3,243)
Other liabilities and accrued expenses                                             471           (1,436)
                                                                          -------------     ------------
                                                                                (1,814)           (5,432)
                                                                          -------------     ------------
             Cash provided (used) by operating activities                        6,216             (859)

                                                                       -------------     ------------

Cash flows from financing activities:
-----------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                                    9,474          (11,189)
   Borrowings under financing repurchase and resale agreements, net            (23,104)          (3,056)
   Notes payable                                                                (1,108)            (680)
Proceeds from stock options exercised                                              126              146
Purchase of stock for treasury                                                  (1,714)          (1,260)
Dividends paid                                                                    (369)            (383)
                                                                          -------------     ------------

             Cash used by financing activities                                 (16,695)         (16,422)
                                                                          -------------     ------------

Cash flows from investing activities:
-----------------------------------------
Capital expenditures                                                            (2,349)          (1,549)
                                                                          -------------     ------------
             Cash used by investing activities                                  (2,349)          (1,549)
                                                                          -------------     ------------

Net decrease in cash and cash equivalents                                      (12,828)         (18,830)
Cash and cash equivalents at beginning of period                                26,537           30,193
                                                                          -------------     ------------
Cash and cash equivalents at end of period                              $       13,709    $      11,363
                                                                          =============     ============
Cash paid during the quarter for:
   Interest                                                             $       11,098    $       8,710
   Income taxes                                                         $        4,128    $       1,073



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

     At March 31, 1996, IJL's net capital was 21% of its aggregate debit balances and approximately $38.8 million in excess of its minimum regulatory requirements.


3.   COMMITMENTS AND CONTINGENCIES:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                    Millions

                  For the six months ended September 30, 1996          $5.4

                  For the fiscal year ended September 30,
                                    1997                                7.5
                                    1998                                5.3
                                    1999                                3.4
                                    2000                                1.4
                                    Thereafter                          4.9
                                                                   --------
                                                                     $ 27.9

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


6.   LONG-TERM INCENTIVE COMPENSATION PLAN:


     The Company's Board of Directors approved a three-year incentive compensation plan ("the Plan") for selected executive officers at its July 1996 meeting. The Plan was approved retroactively to the beginning of the Company's 1996 fiscal year; accordingly, quarterly financial information has been restated to reflect adoption of the Plan. Compensation expense recognized under the Plan totaled $487,000 and $664,000, respectively, for the quarter and six months ended March 31, 1996 and is reflected in the accompanying restated financial statements. Maximum imputed shares issuable under the Plan as of March 31, 1996 totaled 350,000, and are included as common stock equivalents in the computation of fully diluted earnings per share.

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


Liquidity and Capital Resources


The Company's net cash position decreased $12.8 million for the six months ended March 31, 1996. Operating activities consumed $1.8 million of cash, offset by $8.0 million of net income adjusted for depreciation and other non-cash charges. Financing activities used an additional $16.7 million of cash while capital expenditures totaled $2.3 million.


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


The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and consistently has operated well in excess of the minimum requirements. At March 31, 1996, IJL had net capital of $42.8 million, "excess net capital" of approximately $38.8 million, and a net capital ratio of 21%.


Results of Operations


For the six months ended March 31, 1996, net revenues increased $26.3 million, or 38%, from the previous year, while expenses, other than interest, increased $22.2 million, or 34%. Net income of $4.9 million was up $2.3 million from the results of the period of a year ago. Net revenues increased $13.3 million, or 36%, for the three months ended March 31, 1996, while expenses, other than interest, increased $11.0 million, or 32%. Net income for the period was $2.8 million or $.46 per share, compared with $1.6 million or $.25 per share for the same quarter of a year ago.


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


Compensation and benefits costs increased $18.2 million, or 42% ($10.0 million for the quarter), due primarily to an increase in transaction-based commissions and other profit-driven incentives including the new management LTIP described in Note 6 to the Condensed Consolidated Financial Statements. Technology and telephone expense increased $1.7 million, or 25%, for the six month period and $900,000 for the quarter primarily due to expenses related to the Company's ongoing program of technology improvements. Other operating expenses increased $1.7 million, or 81% ($200,000 for the quarter) largely as a result of increased provisions for legal and related matters, and of adjustments to the carrying value of certain assets.

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