Form 10-Q/A
period 1996-06-30
INTERSTATE JOHNSON LANE INC
filed 1996-10-30
CIK 771296

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

Yes      X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at July 31, 1996
              -----                              -----------------------------
(Common stock, $.20 par value)                             5,948,827

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


                                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                 (Unaudited)

                                                                       (All dollars in thousands)
                                                                    June 30,               September 30,
                                                                      1996                    1995
                                                                  -------------            ------------
Assets
Cash and cash equivalents                                       $        6,241           $      26,537
Cash and securities segregated for
   regulatory purposes                                                  97,599                 117,616
Loans under matched securities resale agreements                        58,269                 129,623
Receivables:
  Financing resale agreements                                           79,421                  23,848
  Customers                                                            226,505                 175,328
  Brokers, dealers and clearing agencies                                18,856                  18,048
  Other                                                                  4,962                   4,722
Trading securities owned                                               103,202                  75,749
Land, buildings, and improvements, net                                   5,968                   7,285
Office facilities and equipment, net                                     9,248                   8,865
Goodwill and intangible assets                                          13,226                  13,678
Other assets                                                            20,520                  15,213
                                                                  -------------            ------------
                                                                $      644,017           $     616,512
                                                                  =============            ============

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                                $       15,292           $      11,872
  Financing repurchase agreements                                       52,644                  38,561
Borrowings under matched securities repurchase agreements               58,685                 130,453
Payables:
  Customers                                                            288,079                 267,714
  Brokers and dealers                                                    1,544                   6,619
  Other                                                                  6,881                   7,322
Accrued compensation and benefits                                       17,810                  14,460
Securities sold but not yet purchased                                   83,154                  25,305
Notes payable                                                            6,463                   7,772
Other liabilities and accrued expenses                                  16,918                  15,864
                                                                  -------------            ------------
                                                                       547,470                 525,942
                                                                  -------------            ------------
Minority interest                                                          200                     200
                                                                  -------------            ------------
Long-term subordinated debt                                             20,999                  20,999
                                                                  -------------            ------------
Shareholders' equity:
      Common stock                                                       1,377                   1,377
      Additional paid-in-capital                                        31,141                  31,510
      Retained earnings                                                 51,664                  45,043
                                                                  -------------            ------------
                                                                        84,182                  77,930
      Less:  treasury stock, at cost                                    (8,834)                 (8,559)
                                                                  -------------            ------------
            Total shareholders' equity                                  75,348                  69,371
                                                                  -------------            ------------
                                                                $      644,017           $     616,512
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



                                               INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                (Unaudited)


                                                         For the Nine Months              For the Three Months
                                                            Ended June 30,                   Ended June 30,
                                                      (All dollars in thousands)       (All dollars in thousands)
                                                         1996            1995             1996             1995
                                                     -------------   -------------    -------------    -------------

 Revenues:
      Commissions and sales credits                $      111,219  $       82,209   $       37,176   $       30,528
      Trading gains, net                                    5,709           5,049            1,800            1,572
      Investment banking and underwriting                   3,718           2,931              782            1,107
      Asset management and advisory                         6,823           5,270            2,433            1,753
      Interest                                             25,162          33,199            8,353           11,771
      Other                                                 5,948           4,829            2,038            1,510
                                                     -------------   -------------    -------------    -------------
 Total revenues                                           158,579         133,487           52,582           48,241
      Interest expense                                     16,067          25,577            5,305            9,217
                                                     -------------   -------------    -------------    -------------
 Net Revenues                                             142,512         107,910           47,277           39,024
                                                     -------------   -------------    -------------    -------------

Expenses:
      Compensation and benefits                            92,738          68,524           31,038           24,987
      Technology and telephone                             13,166          11,163            4,524            4,237
      Occupancy                                             6,454           6,286            2,205            2,109
      Execution, clearance and depository                   3,017           2,841              956              955
      Promotion and development                             4,909           4,440            1,742            1,499
      Professional services                                 2,315           2,533              802            1,005
      Printing, postage and supplies                        2,702           2,587              911              968
      Other operating expenses                              5,191           3,154            1,343            1,025
                                                     -------------   -------------    -------------    -------------
 Total expenses                                           130,492         101,528           43,521           36,785
                                                     -------------   -------------    -------------    -------------

 Income before income taxes                                12,020           6,382            3,756            2,239

 Income tax expense                                         4,850           2,488            1,463              879
                                                     -------------   -------------    -------------    -------------

 Net Income                                        $        7,170  $        3,894   $        2,293   $        1,360
                                                     =============   =============    =============    =============

 Earnings per share:
      Primary                                      $         1.18  $         0.61   $         0.38   $         0.22
                                                     =============   =============    =============    =============

      Fully diluted                                $         1.04  $         0.61   $         0.34   $         0.21
                                                     =============   =============    =============    =============

 Weighted average shares:
      Primary                                           6,076,846       6,363,871        6,005,992        6,281,891
                                                     =============   =============    =============    =============

      Fully diluted                                     7,600,951       7,642,047        7,530,097        7,560,067
                                                     =============   =============    =============    =============



           The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS For
                                  the nine months ended June 30,
                                              (Unaudited)
                                                                           (All dollars in thousands)
                                                                              1996             1995
                                                                          -------------     ------------

Cash flows from operating activities:
-----------------------------------------
Net income                                                              $        7,170    $       3,894
                                                                          -------------     ------------
Adjustments  to  reconcile  net  income to cash  provided
  (used)  by  operating activities:
Depreciation and amortization                                                    3,653            2,674
Deferred income taxes                                                             (410)               -
Provision for real estate charges                                                  850              750
Other non-cash items                                                             1,091             (198)
                                                                          -------------     ------------
                                                                                 5,184            3,226
                                                                          -------------     ------------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                         20,018          (18,627)
Loans under matched securities resale and repurchase agreements, net              (414)           2,074
Net payables to customers                                                      (30,811)          14,541
Net receivables from brokers, dealers and clearing agencies                     (5,884)            (356)
Other receivables                                                                 (241)           3,961
Trading securities owned, net                                                   30,397            4,629
Other assets                                                                    (4,976)          (5,113)
Accrued compensation and benefits                                                3,349           (1,950)
Other liabilities and accrued expenses                                           1,293           (1,155)
                                                                          -------------     ------------
                                                                                12,731           (1,996)
                                                                          -------------     ------------
             Cash provided (used) by operating activities                       25,085            5,124
                                                                          -------------     ------------

Cash flows from financing activities:
-----------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                                    3,420           (6,307)
   Borrowings under financing repurchase and resale agreements, net            (41,490)           1,511
   Notes payable                                                                (1,309)            (696)
Proceeds from stock options exercised                                              126              164
Purchase of stock for treasury                                                  (2,765)          (2,575)
Dividends paid                                                                    (549)            (572)
                                                                          -------------     ------------

             Cash used by financing activities                                 (42,567)          (8,475)
                                                                          -------------     ------------

Cash flows from investing activities:
-----------------------------------------
Capital expenditures                                                            (2,814)          (3,270)
                                                                          -------------     ------------
             Cash used by investing activities                                  (2,814)          (3,270)
                                                                          -------------     ------------

Net decrease in cash and cash equivalents                                      (20,296)          (6,621)
Cash and cash equivalents at beginning of period                                26,537           30,193
                                                                          -------------     ------------
Cash and cash equivalents at end of period                              $        6,241    $      23,572
                                                                          =============     ============
Cash paid during the quarter for:
   Interest                                                             $        5,060    $       9,029
   Income taxes                                                         $        3,674    $         593


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

     At June 30, 1996, IJL's net capital was 17% of its aggregate debit balances and approximately $36.0 million in excess of its minimum regulatory requirements.


3.   Commitments and Contingencies:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                   Millions

          For the three months ended September 30, 1996              $2.7

          For the fiscal year ended September 30,
                     1997                                             7.7
                     1998                                             5.4
                     1999                                             3.5
                     2000                                             1.4
                     Thereafter                                       5.0
                                                                 --------
                                                                   $ 25.7
                                                                 ========

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


6.   Long-Term Incentive Compensation Plan:


     The Company's Board of Directors approved a three-year incentive compensation plan ("the Plan") for selected executive officers at its July 1996 meeting. The Plan was approved retroactively to the beginning of the Company's 1996 fiscal year; accordingly, quarterly financial information has been restated to reflect adoption of the Plan. Compensation expense recognized under the Plan totaled $255,000 and $919,000, respectively, for the quarter and nine months ended June 30, 1996 and is reflected in the accompanying restated financial statements. Maximum imputed shares issuable under the Plan as of June 30, 1996 totaled 300,000, and are included as common stock equivalents in the computation of fully diluted earnings per share.

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


Liquidity and Capital Resources

The Company's net cash position decreased $20.3 million for the nine months ended June 30, 1996. Changes in net operating assets provided $12.7 million of cash, augmented by $12.4 million of net income adjusted for depreciation and other non-cash charges. Financing activities consumed $42.6 million of cash while capital expenditures totaled $2.8 million.

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

The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York
Stock Exchange, and consistently has operated well in excess of the minimum requirements. At June 30, 1996, IJL had net capital of $40.7 million, "excess net capital" of approximately $36.0 million, and a net capital ratio of 17%.


Results of Operations

For the nine months ended June 30, 1996, net revenues increased $34.6 million, or 32%, from the previous year, while expenses, other than interest, increased $29.0 million, or 29%. Net income of $7.2 million was up $3.3 million from the results of the period of a year ago. Net revenues increased $8.3 million, or 21%, for the three months ended June 30, 1996, while non-interest expenses increased $6.7 million, or 18%. Net income for the period was $2.3 million or $.38 per share, compared with $1.4 million or $.22 per share for the same quarter of a year ago.

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

Compensation and benefits costs increased $24.2 million, or 35% ($6.1 million for the quarter), due primarily to an increase in transaction-based commissions and other profit-driven incentives including the new management LTIP described in Note 6 to the Condensed Consolidated Financial Statements. Technology and telephone expense increased $2.0 million, or 18%, for the nine month period and $300,000 for the quarter primarily due to expenses related to the Company's ongoing program of technology improvements. Professional services decreased $200,000 for both the nine and three month periods of a year ago due to a decrease in legal fees paid. Other operating expenses increased $2.0 million, or 65% ($300,000 for the quarter) largely as a result of increased provisions for legal and related matters.

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