Form 10-K
period 1996-09-30
INTERSTATE JOHNSON LANE INC
filed 1996-12-26
CIK 771296

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For this fiscal year ended September 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period        from to

                          INTERSTATE/JOHNSON LANE, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                                 56-1470946
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X

         As of November 30, 1996, 6,022,292 shares of Common Stock, par value $.20 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on November 30, 1996, which was $13.125 was $52,145,363. For purposes of this information, the outstanding shares of Common Stock which were owned by Interstate/Johnson Lane Corporation's Employee Stock Ownership Plan, and by all directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1996, are incorporated by reference into Part I,
Part II and Part IV of this Report.

         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 21, 1997, are incorporated by reference into
Part III of this Report.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                     PART I

ITEM I.   BUSINESS

General

         Interstate/Johnson Lane, Inc. ("the Company") is a Charlotte, North Carolina-based holding company which, through its principal subsidiary, Interstate/Johnson Lane Corporation ("IJL"), and other subsidiaries, engages in securities and futures brokerage for individual and institutional investors, market-making and underwriting of municipal and corporate securities, investment management, investment banking and other financial advisory services, and the sale of mutual funds, annuities and other financial products. Many of these activities are sensitive to marketplace trading volumes and to interest rate conditions. While the Company has clients throughout the United States and abroad, its major geographic focus is the Southeast.

         The Company was incorporated as Interstate Securities, Inc. in Delaware in April 1985. Pursuant to a corporate reorganization in June 1985, the Company acquired all of the issued shares of common stock of Interstate Securities Corporation and its subsidiaries at that time. During October 1988, the Company acquired all of the outstanding common shares of Johnson, Lane, Space, Smith & Co., Inc. ("Johnson Lane"), a Georgia-based broker-dealer and investment banking firm which was subsequently merged into Interstate Securities Corporation, and the Company's name was changed to its current name. In addition to IJL, the Company's principal operating subsidiaries are ISC Realty Corporation ("Realty"), Sovereign Capital Management, Inc. d/b/a Sovereign Advisers, Inc. ("Sovereign"), ISC Futures Corporation and CapTrust Financial Advisors, LLC ("CapTrust").

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

         For the fiscal year ended September 30, 1996, approximately 61% of the Company's total revenues were derived from its retail brokerage activities, 23% from institutional brokerage activities and 16% from dealer transactions, investment banking and other activities. The Company's principal sources of revenue for each of the last three fiscal years, along with other information regarding the Company's results of operations, are presented in the consolidated financial statements on pages 24 through 32 of the Company's 1996 Annual Report to Shareholders and this information is incorporated herein by reference.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Retail Brokerage

         IJL presently serves individual investors through its Private Client Group which has 60 retail offices located in North Carolina (32), South Carolina
(10), Georgia (15), and Virginia (3). Revenues from retail brokerage activities represent a substantial portion of the Company's revenues, and are generated primarily through commissions and sales credits earned on client purchases and sales of listed and unlisted stocks, bonds, options, futures, mutual funds and other financial products. When IJL executes-over-the counter ("OTC") transactions for clients on a principal basis, it may charge mark-ups or mark-downs in lieu of commissions. In recent years, IJL has experienced rapid growth in asset-based "wrap" fees paid by retail clients in lieu of commissions or sales credits on each transaction. In connection with its strategy of providing comprehensive financial services to its retail clientele, IJL formed a strategic alliance in 1994 with a provider of custodial services to trusteed accounts.

         At September 30, 1996, approximately 22% of the Company's retail financial consultants had fewer than three years' industry experience. Notwithstanding the energized securities markets of recent years, a prolonged slowdown in individual investor activity could more severely reduce the revenue production of a less seasoned sales force. In addition, the continuing trend of increased regulation of the securities industry could create significant incremental compliance costs and indirectly stifle certain revenue streams.

         In July 1996, CapTrust, a NASD registered broker-dealer, was formed to provide specialized financial consulting and asset management services to both retail and institutional clients. It is anticipated that CapTrust will earn a majority of its revenues through asset-based wrap fees in addition to normal transaction-based commissions. CapTrust is currently owned jointly by two wholly-owned subsidiaries of the Company. The strategy of CapTrust is to attract top producing financial consultants who will serve as members of the firm rather than employees. Members will purchase ownership interests in CapTrust upon joining the firm and therein will be entitled to a portion of the earnings of the firm. It is anticipated that members of CapTrust will serve clients throughout the United States. IJL will clear trades for CapTrust on a fully-disclosed basis and will receive certain execution and clearance fees from CapTrust in that role. The Company expects to contribute between $2 to $3 million of capital to this venture over the next two years. CapTrusts' application for NASD membership was approved in November 1996.

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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Investment Research

         The Company believes IJL's research services are important in generating retail and institutional commissions and sales credits in listed and OTC stocks. IJL maintains a core staff of 10 analysts to provide investment recommendations and market information on selected regional and national companies. These analysts follow approximately 146 companies, a major portion of which are headquartered in the Southeast. IJL provides clients with specific recommendations to buy and sell equity securities of companies followed by IJL and by its correspondents. Management believes that the performance of these recommended securities has assisted IJL in attracting and retaining its clients.


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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


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

         Augmenting IJL's capital formation capabilities in the public markets is a private finance group of 4 professionals specializing in raising debt and equity in the institutional private placement markets for corporate issuers. Revenues are derived primarily from serving as the issuer's agent in structuring and sourcing each capital transaction. This group acts as agents on debt and equity issues primarily in the $10-50 million dollar range for middle-market southeastern companies, and expects to continue its focus on transactions of this size.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Municipal Finance

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


Investment Management

         Through its Sovereign subsidiary, the Company has been providing investment management services on a private account basis to individuals, charitable and educational funds and employee benefit plans. As of September 30, 1996, this registered investment adviser had approximately $281 million under management.

Real Estate

         During the 1970s and 1980s Realty originated private placements and public offerings of limited partnership interests in real estate programs for sale to retail clients of IJL. Realty is currently engaged in the oversight and disposition of many of these properties. Realty is also involved in real estate investment banking activities as well as the syndication of private placements and certain tax-advantaged offerings. It is possible that Realty could assume new general partnership interests as a result of these activities.

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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


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

         External computer service organizations specializing in securities and futures industry applications are used to transmit real-time market data to brokers and traders; to record and process all securities, futures and related money transactions; to generate client and dealer confirmations and statements; to exchange transactional information with clearing houses and depositories; and to produce required accounting and administrative reports. Sales and administrative personnel have on-line access to client account information and to various external databases. The deployment of value added technology to the retail sales force that began in 1994 has been substantially completed.
Consequently, the firm's technology focus has shifted to increased use of Internet technology and process reengineering. The major projects in the coming year include a firm-wide intranet and a major expansion of the current image processing system. By mid 1997 the firm will have 32 bit operating systems on all desktops which will foster additional software and information delivery options.

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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Employees

         As of September 30, 1996, the Company had 1,229 employees, including 503 financial consultants engaged in sales to individual and institutional investors, and approximately 200 other professionals engaged in trading, investment banking, and product and administrative support services. IJL has a four-month training program for potential retail financial consultants that is intended to prepare them for various registration examinations and to give them an in-depth knowledge of the securities industry. Management considers employee relations to be excellent.


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


Regulation

         The securities and futures industries in the United States are subject to extensive regulation under both federal and state law. The SEC, CFTC and the Municipal Securities Rulemaking Board each administer federal laws regulating various aspects of IJL's business. Additional regulation of broker-dealers has been delegated to self-regulatory organizations ("SROs"), principally the NASD, NYSE and other securities and futures exchanges. Firms such as IJL are also subject to regulation by state securities commissions in the states in which they do business. All these authorities may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees.

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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


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

         Compliance with applicable net capital rules could limit IJL's commitment to certain securities activities such as underwriting and market-making, which use significant amounts of regulatory capital, as well as to new activities requiring an infusion of capital. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect IJL's ability to expand or even maintain its present levels of business. While these amounts may vary from day to day, IJL's net capital of $39.8 million at September 30, 1996, was 15.7% of its aggregate debit balances and approximately $34.7 million in excess of its minimum regulatory requirements, as such excess capital and balances are computed under the Rule.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Charlotte, and it serves retail and institutional clients through sales offices located in North Carolina, South Carolina, Virginia, Georgia, and New York.

         The Company leases substantially all of its office facilities. See Note 7, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 1996, which is incorporated herein by reference. Capital assets include two office buildings (one of which is unoccupied) in Savannah, Georgia, and an investment property in Orlando, Florida; all were acquired as a result of the Johnson Lane transaction. The balance of the capital assets consist primarily of office furniture and equipment, computer hardware and software and leasehold improvements.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in certain litigation arising in the ordinary course of business. While some actions seek substantial damages, management believes, based upon discussion with counsel, that the outcome of this litigation will not have a material effect on the Company's financial position. The materiality of these legal matters to the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate resolution of such legal matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED SHAREHOLDER MATTERS

         The Company's common stock is traded on the New York Stock Exchange.

         The table on page 34 of the 1996 Annual Report to Shareholders shows the high and low market prices of the Company's common stock, information from which is incorporated herein by reference. In January 1994, the Company's Board of Directors declared a $.03 per share quarterly dividend on the Company's common stock and declared quarterly dividends of the same amount through July 1996. In October 1996, the Company's Board of Directors declared a $.04 per share quarterly dividend. Continued payment of dividends in the future will depend upon the Board's evaluation of earnings, financial condition and working capital needs of the Company.

         As of November 29, 1996, the Company had approximately 980 shareholders of record.

                         INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA

         The "Five Year Financial Summary" on page 19 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         The information on pages 20 through 22 of the 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes to the consolidated financial statements for Interstate/Johnson Lane, Inc., as appearing on pages 24 through 32 of the 1996 Annual Report to Shareholders, are incorporated herein by reference.

         Quarterly "Supplementary Financial Data" is presented on page 19 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning those directors who are executive officers of the Registrant is presented under the caption "Election of Directors" on pages 4 through 6 of the Proxy Statement, dated December 17, 1996, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 21, 1997, is incorporated herein by reference.

         In addition to the individuals  referred to in the preceding paragraph,
the  following   individuals  currently  serve  as  executive  officers  of  the
Registrant.

         Edwin A. Dalrymple, Jr., 46, is a Senior Managing Director of IJL and the head of its Private Client Group. Mr. Dalrymple joined IJL in 1981, and previously served as branch manager of the Pinehurst and Charlotte branch offices and as Associate Director of the Private Client Group. He was elected a Senior Vice President in 1989 and a Director of IJL in 1991. He was elected a Senior Managing Director in 1996.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Harvey D. Harrelson, 47, has been with IJL since 1981, when he joined the firm as a bond trader, and currently serves as the head of the Fixed Income Capital Markets Group, which includes a staff of 90 professionals. He was elected a Senior Vice President and a Director of IJL in 1989. He was elected a Senior Managing Director in 1996.

         John H. Haynie, 48, is a Senior Managing Director of IJL and Director of Operations. He joined the firm in 1973 as a Margin manager, became Assistant Director of Operations in 1979 and assumed his current role in 1992. He was elected a Senior Vice President in 1992 and a Director of IJL in 1995. He was elected a Senior Managing Director in 1996.

         Michael D. Hearn, 44, joined IJL in 1976 and has served as Secretary and General Counsel of the Company since 1985. He was elected a Senior Vice President of IJL in 1978 and a Director in 1986. He was elected a Senior Managing Director in 1996.

         Lewis F. Semones, Jr., 38, joined IJL in 1985 as Controller. From May 1988 to November 1989 he was chief financial officer of another regional securities firm, after which he rejoined IJL as head of internal audit. He was elected a Senior Vice President of IJL in 1992 and a Director of IJL in 1994, and presently has executive responsibility for information technology, strategic planning, and several other administrative support functions. He was elected a Senior Managing Director in 1996.

         Executive officers of the Company serve at the pleasure of the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation" on pages 16 through 19 of the Proxy Statement, dated December 17, 1996, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 21, 1997, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 13 through 15 of the Proxy Statement, dated December 17, 1996, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 21, 1997, is incorporated herein by reference.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Related Transactions" on page 18 of the Proxy Statement, dated December 17, 1996, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 21, 1997, is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K


(a) (1) and (2)     Financial Statements and Schedules             Reference (page)
                    ----------------------------------             ----------------
                                                                 Form 10-K       Annual
                                                                   Annual      Shareholder
                                                                   Report        Report

Data  incorporated  by reference  from the  accompanying  1996
Annual  Report to Shareholders:

   Consolidated Statements of Financial Condition as of
   September 30, 1996 and 1995                                                   24

   Consolidated Statements of Operations for the years ended
   September 30, 1996, 1995 and 1994                                             25

   Consolidated Statements of Cash Flows for the years
   ended September 30, 1996, 1995 and 1994                                       26

   Consolidated Statements of Changes in Shareholders' Equity
   for the years ended September 30, 1996, 1995 and 1994                         27

   Notes to Consolidated Financial Statements                                    28-32

Data submitted herewith:
   Report of Independent Accountants                                  17

   Financial Statement Schedule:

       II - Valuation and Qualifying Accounts                         18



    All other schedules are omitted because they are not required, are not applicable, or because the required information is given in the consolidated financial statements or notes thereto.

   With the exception of the specific pages referenced, (19 through 22, 24 through 32, and page 34), the 1996 Annual Report to Shareholders is not deemed filed as part of this report.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Exhibits:
         (i)  The following exhibits are filed as part of this report:

         Exhibit
                  11       Statement Regarding Computation of Per Share Earnings
                  13       1996 Annual Report to Shareholders
                  21       Subsidiaries
                  23       Consent of Independent Accountants
                  27       Financial Data Schedule

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

         (c) Amendment of the Certificate of Incorporation, incorporated herein by reference to Form 10-Q filed May 14, 1987.

         (d) Restated Certificate of Incorporation of Interstate Securities, Inc., incorporated herein by reference to the Company's Form S-4 Registration Statement, filed September 26, 1988.

         (e) Certificate of Amendment of Restated Certificate of Incorporation of Interstate Securities, Inc., incorporated herein by reference to Form 10-Q filed February 13, 1989.

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

         (i)   Form of  Indemnity  Agreement  entered  into  between  Interstate
               Securities, Inc. and each of its Directors and Officers, incorporated herein by reference to Form 10-K filed December 23, 1986.

         (j) Interstate/Johnson Lane, Inc. 1985 Nonqualified Stock Option Plan, incorporated herein by reference to Form 10-Q filed February 12, 1986.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

         (k) Lease agreement dated October 9, 1987, between Interstate Securities, Inc., and Office On The Square Limited Partnership, a North Carolina limited partnership, incorporated herein by reference to Form 10-K filed December 2, 1988.


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

         (n) Lease agreement dated June 8, 1993, between Interstate/Johnson Lane Corporation and Vanguard/IJL Limited Partnership incorporated herein by reference to Form 10-K filed December 23, 1993.

(b)   Reports on Form 8-K

       There were no 8-K reports filed during the fourth quarter of fiscal year 1996.

       For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 as follows:

         Interstate/Johnson Lane, Inc.
            Amended and Restated
            Stock Award Plan, 10/21/96               Filed 12/16/96

         Interstate/Johnson Lane, Inc.
            Amended and Restated
            1987 Stock Award Plan                    Filed 10/26/94

         Interstate/Johnson Lane, Inc.
            Amended and Restated
            1987 Stock Award Plan                    Filed 09/13/91

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


         Interstate/Johnson Lane, Inc.
            Amended and Restated
            1985 Incentive Stock Option Plan         Filed 11/06/89

         Interstate/Johnson Lane, Inc.
            1985 Non-Qualified Stock Option Plan     Filed 11/06/89

         Interstate/Johnson Lane, Inc.               Filed 11/07/88

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
   Interstate/Johnson Lane, Inc.:

         We have audited the consolidated financial statements of Interstate/Johnson Lane, Inc. and Subsidiaries as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996 which financial statements are included on pages 24 through 32 of the 1996 Annual Report to Shareholders of Interstate/Johnson Lane, Inc. and are incorporated herein by reference. We have also audited the financial statement schedule listed in the index on page 12 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Interstate/Johnson Lane, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

         As discussed in Note 12 to the Consolidated Financial Statements, on October 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

                                                /s/ Coopers and Lybrand L.L.P.


Charlotte, North Carolina
October 21, 1996

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                                            Additions
                                            Balance at     charged to                         Balance at
                                           beginning of     costs and                           end of
                   Description                period        expenses        Deductions          period
Year Ended September 30, 1996
Provision for real estate charges:
   Asset valuation accounts                   $7,433,789     $1,101,037          -              $8,534,826
   Reserves                                      250,000        -               (76,884) C         101,886
                                                                                (71,250) A

Reserves   for    uncollectible    client
accounts: Asset valuation accounts               475,918         25,689         (23,313) C         478,294

Reserve for lease obligations                     37,317         63,144         (82,445) A          18,016

Year Ended September 30, 1995
Provision for real estate charges:
   Asset valuation accounts                   $6,368,789     $1,250,000        (185,000) C      $7,433,789
   Reserves                                      250,000        -                -                 250,000

Reserves   for    uncollectible    client
accounts: Asset valuation accounts               262,235        308,477         (94,794) C         475,918

Reserve for lease obligations                    109,504         57,697        (129,884) A          37,317

Year Ended September 30, 1994
Provision for real estate charges:
   Asset valuation accounts                    5,493,789      1,125,000         (250,000)C       6,368,789
   Reserves                                      550,000        150,000         (450,000)B         250,000

Reserves   for    uncollectible    client
accounts: Asset valuation accounts               442,398        (4,482)         (175,681)C         262,235

Reserve for lease obligations                    149,848        114,984         (155,328)A         109,504



A - Payments charged to reserve
B - Reassessment of reserve
C - Specific account charge-offs

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 1996.

                          INTERSTATE/JOHNSON LANE, INC.


                        BY:/s/ James H. Morgan
                           -------------------------------
                           James H. Morgan, President
                           and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                         Title                        Date


 /s/ James H. Morgan
----------------------------  President, Chief Executive Officer
  James H. Morgan             and Director                        December 20, 1996

 /s/ Edward C. Ruff
----------------------------  Vice President - Chief Financial
  Edward C. Ruff              Officer (Principal Financial
                              Officer) and Director               December 20, 1996

/s/ C. Fred Wagstaff, III
----------------------------  Assistant Vice President
  C. Fred Wagstaff, III       (Principal Accounting Officer)      December 20, 1996

/s/ Parks H. Dalton
----------------------------  Chairman of the Board of Directors  December 20, 1996
   Parks H. Dalton            and Director

/s/ Claude S. Abernethy, Jr.
----------------------------  Director                            December 20, 1996
  Claude S. Abernethy, Jr.

/s/ Dudley G. Pearson
----------------------------  Director                            December 20, 1996
   Dudley G. Pearson

/s/ Grady G. Thomas, Jr.
----------------------------  Director                            December 20, 1996
   Grady G. Thomas, Jr.


                                  EXHIBIT INDEX


Exhibit
Number            Description of Exhibit

11                Statement Regarding Computation
                  of Per Share Earnings

13                1996 Annual Report to Shareholders

21                Subsidiaries

23                Consent of Independent Accountants

27                Financial Data Schedule