Form 10-Q
period 1996-12-31
INTERSTATE JOHNSON LANE INC
filed 1997-02-13
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1996

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

Yes      X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at January 31, 1997
              -----                         --------------------------------
(Common stock, $.20 par value)                         5,938,102

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index


                                                                     Page Number

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of
                  Financial Condition--December 31, 1996 and
                  September 30, 1996                                        3

                  Condensed Consolidated Statements of
                  Operations--Three Months Ended
                  December, 1996 and 1995                                   4

                  Condensed Consolidated Statements of
                  Cash Flows--Three Months Ended
                  December 31, 1996 and 1995                                5

                  Notes to Condensed Consolidated Financial
                  Statements                                                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9


Part II. Other Information

         Item 1.  Legal Proceedings                                        12

         Item 6.  Exhibits and Reports on Form 8-K                         12

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)



                                                               (All dollars in thousands)
                                                       December 31,                  September 30,
                                                           1996                         1996
                                                       -------------                 -------------

Assets
Cash and cash equivalents                              $     15,357                  $    37,285
Cash and securities segregated for
  regulatory purposes                                       121,501                       80,501
Loans under matched securities resale agreements              3,953                        5,874
Receivables:
  Securities resale agreements                               34,233                       63,801
  Customers                                                 234,930                      234,779
  Brokers, dealers and clearing agencies                     16,941                       31,406
  Other                                                       6,108                        4,234
Trading securities owned                                    111,175                       59,796
Land, buildings, and improvements, net                        5,360                        5,574
Office facilities and equipment, net                          9,051                        9,236
Goodwill and intangible assets                               12,925                       13,076
Other assets                                                 22,813                       22,779
                                                       ------------                  -----------
                                                       $   594,347                   $  568,341
                                                       ------------                  -----------
                                                       ------------                  -----------

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                       $    22,181                   $   16,561
  Bank loans                                                 7,200                            -
  Securities repurchase agreements                          42,412                       31,078
Borrowings under matched securities repurchase
  agreements                                                 4,038                        5,983
Payables:
  Customers                                                332,041                      292,450
  Brokers and dealers                                        7,128                        7,375
  Other                                                      7,799                        7,262
Accrued compensation and benefits                          12,261                       20,939
Securities sold but not yet purchased                       35,846                       65,784
Notes payable                                                5,997                        6,208
Other liabilities and accrued expenses                      17,386                       16,875
                                                       -----------                   ----------
                                                           494,289                      470,515
                                                       ------------                  -----------
Minority interest                                              201                          200
                                                       ------------                  -----------
Long-term subordinated debt                                 20,999                       20,999
                                                       ------------                  -----------
Shareholders' equity:
    Common stock                                             1,377                        1,377
    Additional paid-in-capital                              31,082                       31,231
    Retained earnings                                       55,936                       53,670
                                                       ------------                  -----------
                                                            88,395                       86,278
    Less: treasury stock, at cost                           (9,537)                      (9,651)
                                                       ------------                  -----------
          Total shareholders' equity                        78,858                       76,627
                                                       ------------                  -----------
                                                       $   594,347                   $  568,341
                                                       ------------                  -----------
                                                       ------------                  -----------

The accompanying notes are an integral part of the condensed consolidated financial statements


                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                 For the Three Months
                                                                  Ended December 31,
                                                              (All dollars in thousands)
                                                            1996                         1995
                                                       -------------                 -------------

Revenues:
     Commissions and sales credits                     $     35,650                  $    34,317
     Trading gains, net                                       1,976                        2,039
     Investment banking and underwriting                      1,289                        1,739
     Asset management and advisory                            2,799                        2,144
     Interest                                                 8,113                        8,462
     Other                                                    2,439                        1,833
                                                       ------------                  -----------
Total revenues                                               52,266                       50,534
     Interest expense                                         4,726                        5,558
                                                       ------------                  -----------
Net revenues                                                 47,540                       44,976
                                                       ------------                  -----------
Expenses:
     Compensation and benefits                               30,119                       28,467
     Technology and telephone                                 4,473                        4,149
     Occupancy                                                2,310                        2,092
     Execution, clearance and depository                        997                        1,057
     Promotion and development                                2,012                        1,578
     Professional services                                    1,016                          795
     Printing, postage and supplies                             961                          856
     Other operating expenses                                 1,542                        2,474
                                                       ------------                  -----------
Total expenses                                              43,430                       41,468
                                                       ------------                  -----------

Income before income taxes                                   4,110                        3,508

Income tax expense                                           1,603                        1,438
                                                       ------------                  -----------

Net Income                                             $     2,507                   $    2,070
                                                       ------------                  -----------
                                                       ------------                  -----------

Earnings per share:
     Primary                                           $      0.42                   $     0.34
                                                       ------------                  -----------
                                                       ------------                  -----------

     Fully diluted                                     $      0.37                   $     0.31
                                                       ------------                  -----------
                                                       ------------                  -----------

Weighted average shares:
     Primary                                             5,970,604                    6,110,606
                                                       ------------                  -----------
                                                       ------------                  -----------

     Fully diluted                                       7,499,899                    7,562,021
                                                       ------------                  -----------
                                                       ------------                  -----------

The accompanying notes are an integral part of the condensed consolidated financial statements



                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    For the three months ended December 31,
                                  (Unaudited)




                                                              (All dollars in thousands)
                                                            1996                         1995
                                                       -------------                 -------------

Cash flows from operating activities:
-------------------------------------------
Net income                                             $      2,507                  $     2,070
                                                       ------------                  -----------
Adjustments  to  reconcile  net  income to cash  provided  (used)  by  operating activities:
  Depreciation and amortization                               1,463                        1,111
  Deferred income taxes                                         -                           (950)
  Provision for real estate charges                             -                            850
  Other non-cash items                                          230                          657
                                                       ------------                  -----------
                                                              1,693                        1,668
                                                       ------------                  -----------

Changes in operating assets and liabilities:
Cash and securities segregated for
  regulatory purposes                                       (41,000)                      (6,413)
Loans under matched securities resale and
  repurchase agreements, net                                    (23)                         710
Net payables to customers                                    39,439                       (6,816)
Net receivables from brokers, dealers and clearing
  agencies                                                   14,219                       11,357
Other receivables                                            (1,875)                      (1,792)
Trading securities owned, net                               (81,316)                      (5,023)
Other assets                                                    (64)                      (1,371)
Accrued compensation and benefits                            (8,678)                      (2,405)
Other liabilities and accrued expenses                        1,784                          357
                                                       ------------                  -----------
                                                            (77,514)                     (11,396)
                                                       ------------                  -----------
       Cash provided by financing activities                (73,314)                      (7,658)
                                                       ------------                  -----------

Cash flows from financing activities:
-------------------------------------------
Proceeds from (repayment of):
  Short-term bank borrowings                                 12,820                       11,318
  Borrowings under securities repurchase and
    resale agreements, net                                   40,902                       (8,214)
  Notes payable                                                (211)                        (862)
Purchase of stock for treasury                               (1,102)                        (692)
Dividends paid                                                 (241)                        (185)
                                                       ------------                  -----------

          Cash used by operating activities                  52,168                        1,365
                                                       ------------                  -----------


Cash flows from investing activities:
-------------------------------------------
Capital expenditures                                           (782)                        (701)
                                                       ------------                  -----------
          Cash used by investing activities:                   (782)                        (701)
                                                       ------------                  -----------


Net (decrease) in csh and cash equivalents                  (21,928)                      (6,994)
Cash and cash equivalents at beginning of period             37,285                       26,537
                                                       ------------                  -----------
Cash and cash equivalents at end of period             $     15,357                  $    19,543
                                                       ------------                  -----------
                                                       ------------                  -----------
Cash paid during the quarter for:
  Interest                                             $      8,187                  $     5,835
  Income taxes                                         $      1,569                  $     1,336


The accompanying notes are an integral part of the condensed consolidated financial statements


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

     At December  31,  1996,  IJL's net capital was 17% of its  aggregate  debit
     balances  and  approximately   $35.1  million  in  excess  of  its  minimum
     regulatory requirements.


3.   Commitments and Contingencies:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                       Millions

         For the nine months ended September 30, 1997                     $6.9

         For the fiscal year ended September 30,
                           1998                                             6.2
                           1999                                             3.7
                           2000                                             1.6
                           2001                                             0.7
                           Thereafter                                       4.4
                                                                       --------
                                                                         $ 23.5
                                                                       --------
                                                                       --------

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Commitments and Contingencies, continued:

     In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At December 31, 1996, contingent liabilities under these obligations amounted to approximately $2.1 million in the aggregate.

     Of a $20 million irrevocable letter of credit available, the amount outstanding at December 31, 1996 under this facility was $3.6 million.


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

     Obligations arising from financial instruments sold short in connection with its normal trading activities expose IJL to risk in the event market prices increase, since it may be obligated to repurchase those positions at a greater price. IJL's short selling primarily involves debt securities, which are typically less volatile, in periods of stable interest rates, than equities or options.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Financial Instruments with Off-Balance-Sheet Risk, continued:


     Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At December 31, 1996, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $23.6 million and short market values of approximately $23.0 million and futures sale contracts with short market values of $14.2 million used primarily to hedge municipal bonds. While the Company may from time to time participate in the trading of some derivative securities for its clients, this trading is not a significant portion of the Company's business.

     IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 89% of all loans under securities resale agreements at December 31, 1996 were made to two counterparties.

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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Business Environment

The Company's principal activities -- securities brokerage for individual (retail) and institutional investors, market-making in equity and fixed-income securities, investment banking and underwriting, and investment management and advisory services -- are highly competitive. Strategic alliances between investment firms and commercial banks, insurance companies, and other financial services entities have intensified this competition. Many of the Company's revenue sources are sensitive to marketplace trading volumes and to interest rate conditions both of which can be cyclical and volatile. As a result, revenues and earnings may vary significantly from quarter to quarter.


At December 31, 1996, approximately 22% of the Company's retail financial consultants had fewer than three years' industry experience. Notwithstanding the energized securities markets of recent years, a prolonged slowdown in individual investor activity could more severely reduce the revenue production of a less seasoned sales force. In addition, the continuing trend of increased regulation of the securities industry could create significant incremental costs and indirectly stifle certain revenue streams.


Liquidity and Capital Resources

The Company's net cash position decreased $21.9 million for the three months ended December 31, 1996. Operating activities consumed $77.5 million of cash, partly funded by $4.2 million of net income adjusted for depreciation and other non-cash charges. Financing activities provided $52.2 million of cash while capital expenditures totaled $780,000.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at December 31, 1996, these assets comprised approximately 92% of the balance sheet. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock and/or convertible debentures, initial funding of new business unit activities, payment of dividends, and litigation settlements arising from normal business operations. In addition, $600,000 of capital spending in the first quarter of fiscal 1997 reflects implementation of the second phase of a planned $10 million program of technology improvements over a multi-year period.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

At December 31, 1996, the Company had $148 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralizing repurchase agreements with other financial institutions, and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term subordinated debt, will satisfy normal financing needs for the foreseeable future.

The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York
Stock Exchange, and consistently has operated well in excess of the minimum requirements. At December 31, 1996, IJL had net capital of $39.9 million, "excess net capital" of approximately $35.1 million, and a net capital ratio of 17%.


Results of Operations

For the three months ended December 31, 1996, net revenues increased $2.6 million, or 6%, from the previous year, while expenses, other than interest, increased $2.0 million, or 5%. Net income of $2.5 million was up $437,000 from the results of the period of a year ago.

Overall, commissions and sales credits increased by about $1.3 million, or 4% from the same three-month period of a year ago. Increases in listed equity transactions, coupled with increased sales of mutual fund shares and annuity products, contributed to the majority of the increase in the retail sector.
However, a lower level of originations had a negative impact on the institutional sector.

Investment banking fees and underwriting profits decreased $450,000, or 26%, for the same three month period due to a lower level of managed underwritings in the quarter. Asset management and advisory fees were up $655,000, or 31%, for the comparable three month period due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions. Other income increased $600,000, or 33%, for the same three month period due to an increase in money fund service fees and an increase in income recognized on investments held by the Company.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Interest revenues were down about $350,000, while expenses decreased $832,000, for the three months ended December 31, 1996 compared to the corresponding period a year ago. The resultant increase of $482,000 in net interest income is due to an increase in net interest earned on higher levels of customer debit balances, offset by a decrease in interest earned on segregated customer funds. The majority of the decrease in both gross revenues and expenses is attributable to significantly lower levels of matched resale and repurchase agreements.

Compensation  and  benefits  costs  increased  $1.7  million,  or  6%,  for  the three-months period ended December 31, 1996, due primarily to an increase in transaction based commission expense and other profit-driven incentives. Occupancy costs increased $218,000, or 10%, due primarily to increases in rent on leased office space and leasehold improvements made to existing office space. Promotion and development costs increased $434,000, or 28%, due to the Company's continuing effort to build revenue and professional services increased $221,000, or 28%, due to an increase in consulting services for technology projects, various reengineering efforts and services related to the formation of CapTrust Financial Advisors, LLC. Printing, postage and supplies costs increased
$105,000, or 12%, due primarily to increases in postage costs and non-capitalized office equipment. Other operating expenses decreased $932,000, or 38%, for the quarter largely as a result of decreases in the adjustments to the carrying value of certain assets.

                          PART II. OTHER INFORMATION



Item 1. Legal Proceedings

     The Company is involved in certain litigation arising in the ordinary course of business. While some actions seek substantial damages, management believes, based upon discussion with counsel, that the outcome of this litigation will not have a material effect on the Company's financial position. The materiality of these legal matters on the Company's future operating results depends on the level of future results of operations as well as the timing and ultimate resolution of such legal matters.


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

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the three months ended December 31, 1996.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   INTERSTATE/JOHNSON LANE, INC.
                                                         Registrant


         Signature                       Title                          Date



_________________________           President and Chief
     James H. Morgan                Executive Officer         February 14, 1997





_________________________           Vice President - Finance
     Edward C. Ruff                 and Treasurer (Principal
                                    Financial Officer)        February 14, 1997



_________________________           Assistant Vice President
  C. Fred Wagstaff, III             (Principal Accounting
                                    Officer)                  February 14, 1997