Form 10-Q
period 1997-03-31
INTERSTATE JOHNSON LANE INC
filed 1997-05-14
CIK 771296

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997

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

Yes      X          No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at April 30, 1997
(Common stock, $.20 par value)                          6,236,918

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index




                                                                                Page Number

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of
                  Financial Condition--March 31, 1997 and
                  September 30, 1996                                                  3

                  Condensed Consolidated Statements of
                  Operations--Six Months Ended
                  March 31, 1997 and 1996                                             4

                  Condensed Consolidated Statements of
                  Cash Flows--Six Months Ended
                  March 31, 1997 and 1996                                             5

                  Notes to Condensed Consolidated Financial
                  Statements                                                         6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      9


Part II. Other Information

         Item 1.  Legal Proceedings                                                 12

         Item 6.  Exhibits and Reports on Form 8-K                                  12


                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)




                                                                         (All dollars in thousands)
                                                                     March 31,              September 30,
                                                                        1997                    1996
                                                                    -------------           --------------
Assets
Cash and cash equivalents                                         $       17,450          $        37,285
Cash and securities segregated for
   regulatory purposes                                                   104,001                   80,501
Loans under matched securities resale agreements                           3,857                    5,874
Receivables:
  Securities resale agreements                                            27,013                   63,801
  Customers                                                              257,736                  234,779
  Brokers, dealers and clearing agencies                                  20,068                   31,406
  Other                                                                    6,290                    4,234
Trading securities owned                                                 121,061                   59,796
Land, buildings, and improvements, net                                     5,140                    5,574
Office facilities and equipment, net                                       8,565                    9,236
Goodwill and intangible assets                                            12,525                   13,076
Other assets                                                              26,507                   22,779
                                                                    -------------           --------------
                                                                  $      610,213          $       568,341
                                                                    =============           ==============

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                                  $       18,142          $        16,561
  Securities repurchase agreements                                        64,395                   31,078
Borrowings under matched securities repurchase agreements                  3,935                    5,983
Payables:
  Customers                                                              326,513                  292,450
  Brokers and dealers                                                     16,011                    7,375
  Other                                                                    6,315                    7,262
Accrued compensation and benefits                                         20,040                   20,939
Securities sold but not yet purchased                                     29,221                   65,784
Notes payable                                                              5,725                    6,208
Other liabilities and accrued expenses                                    17,294                   16,875
                                                                    -------------           --------------
                                                                         507,591                  470,515
                                                                    -------------           --------------
Minority interests                                                           200                      200
                                                                    -------------           --------------
Long-term subordinated debt                                               20,384                   20,999
                                                                    -------------           --------------
Shareholders' equity:
      Common stock                                                         1,377                    1,377
      Additional paid-in-capital                                          31,472                   31,231
      Retained earnings                                                   58,209                   53,670
                                                                    -------------           --------------
                                                                          91,058                   86,278
      Less:  treasury stock, at cost                                      (9,020)                  (9,651)
                                                                    -------------           --------------
            Total shareholders' equity                                    82,038                   76,627
                                                                    -------------           --------------
                                                                  $      610,213          $       568,341
                                                                    =============           ==============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                         For the Six Months                            For the Three Months
                                                           Ended March 31,                                Ended March 31,
                                                     (All dollars in thousands)                     (All dollars in thousands)
                                                      1997                 1996                    1997                   1996
                                                    -------------     ---------------          --------------       ----------------
Revenues:
       Commissions and sales credits              $       75,202    $         74,043         $        39,553      $           39,726
       Trading gains, net                                  4,529               3,910                   2,553                   1,871
       Investment banking and underwriting                 3,284               2,936                   1,994                   1,197
       Asset management and advisory                       5,779               4,390                   2,981                   2,245
       Interest                                           16,634              16,808                   8,521                   8,346
       Other                                               4,418               3,909                   1,979                   2,077
                                                    -------------     ---------------          --------------       ----------------
Total revenues                                           109,846             105,996                  57,581                  55,462
       Interest expense                                    9,638              10,761                   4,912                   5,204
                                                    -------------     ---------------          --------------       ----------------
Net revenues                                             100,208              95,235                  52,669                  50,258
                                                    -------------     ---------------          --------------       ----------------
Expenses:
       Compensation and benefits                          65,547              61,700                  35,428                  33,234
       Technology and telephone                            8,754               8,642                   4,281                   4,493
       Occupancy                                           4,662               4,249                   2,352                   2,156
       Execution, clearance and depository                 2,009               2,061                   1,012                   1,005
       Promotion and development                           3,858               3,167                   1,846                   1,588
       Professional services                               2,059               1,513                   1,043                     717
       Printing, postage and supplies                      1,998               1,790                   1,037                     934
       Other operating expenses                            3,096               3,849                   1,555                   1,375
                                                    -------------     ---------------          --------------       ----------------
Total expenses                                            91,983              86,971                  48,554                  45,502
                                                    -------------     ---------------          --------------       ----------------

Income before income taxes                                 8,225               8,264                   4,115                   4,756

Income tax expense                                         3,208               3,387                   1,605                   1,949
                                                    -------------     ---------------          --------------       ----------------

Net Income                                        $        5,017    $          4,877         $         2,510      $            2,807
                                                    =============     ===============          ==============       ================

Earnings per share:
       Primary                                    $         0.82    $           0.80         $          0.40      $             0.46
                                                    =============     ===============          ==============       ================

       Fully diluted                              $         0.71    $           0.70         $          0.35      $             0.40
                                                    =============     ===============          ==============       ================

Weighted average shares:
       Primary                                         6,145,340           6,112,079               6,205,309               6,113,568
                                                    =============     ===============          ==============       ================

       Fully diluted                                   7,785,649           7,679,665               7,774,997               7,681,154
                                                    =============     ===============          ==============       ================



                    The accompanying notes are an integral part of the condensed consolidated financial statements.

                       INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the six months ended March 31,
                                    (Unaudited)

                                                                            (All dollars in thousands)
                                                                          1997                     1996
                                                                       ------------            -------------
Cash flows from operating activities:
--------------------------------------------------
Net income                                                           $       5,017           $        4,877
                                                                       ------------            -------------
Adjustments to reconcile net income to cash provided (used) by operating activities:
   Depreciation and amortization                                             3,276                    2,349
   Deferred income taxes                                                              -                (950)
   Provision for real estate charges                                                  -                 850
   Other non-cash items                                                        126                      904
                                                                       ------------            -------------
                                                                             3,402                    3,153
                                                                       ------------            -------------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                    (23,500)                 (15,368)
Loans under matched securities resale and repurchase agreements, net           (31)                    (762)
Net payables to customers                                                   11,105                    2,237
Net receivables from brokers, dealers and clearing agencies                 19,974                    3,077
Other receivables                                                           (2,057)                     583
Trading securities owned, net                                              (97,828)                   9,386
Other assets                                                                (3,786)                  (3,705)
Accrued compensation and benefits                                             (899)                   2,267
Other liabilities and accrued expenses                                         449                      597
                                                                       ------------            -------------
                                                                           (96,573)                  (1,688)
                                                                       ------------            -------------
             Cash used by operating activities                             (88,154)                   6,342
                                                                       ------------            -------------

Cash flows from financing activities:
--------------------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                                1,581                    9,474
   Borrowings under securities repurchase and resale agreements, net        70,105                  (23,104)
   Notes payable                                                              (483)                  (1,108)
Purchase of stock for treasury                                              (1,102)                  (1,714)
Dividends paid                                                                (479)                    (369)
                                                                       ------------            -------------

             Cash provided by financing activities                          69,622                  (16,821)
                                                                       ------------            -------------

Cash flows from investing activities:
--------------------------------------
Capital expenditures                                                        (1,303)                  (2,349)
                                                                       ------------            -------------
             Cash used by investing activities                              (1,303)                  (2,349)
                                                                       ------------            -------------

Net (decrease) in cash and cash equivalents                                (19,835)                 (12,828)
Cash and cash equivalents at beginning of period                            37,285                   26,537
                                                                       ------------            -------------
Cash and cash equivalents at end of period                           $      17,450           $       13,709
                                                                       ============            =============
Cash paid during the quarter for:
   Interest                                                          $      16,783           $       11,098
   Income taxes                                                      $       3,878           $        4,128


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

     At March 31, 1997, IJL's net capital was 15% of its aggregate debit balances and approximately $34.6 million in excess of its minimum regulatory requirements.


3.   Commitments and Contingencies:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                      Millions

     For the six months ended September 30, 1997                      $4.6

     For the fiscal year ended September 30,
                      1998                                             6.2
                      1999                                             3.7
                      2000                                             1.6
                      2001                                             0.7
                      Thereafter                                       4.5
                                                                     ______
                                                                     $21.3
                                                                     ======
                                  Page 6

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   Commitments and Contingencies, continued:

     In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At March 31, 1997, contingent liabilities under these obligations amounted to approximately $100,000 in the aggregate.

     Of a $20 million irrevocable letter of credit available, the amount outstanding at March 31, 1997 under this facility was $3.6 million.


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

                     INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


5.   Financial Instruments with Off-Balance-Sheet Risk, continued:


     Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At March 31, 1997, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $61.5 million and short market values of approximately $61.6 million and futures purchase and sale contracts with long market values of $200,000 and short market values of $9.8 million used primarily to hedge municipal bonds. While the Company may from time to time participate in the trading of some derivative securities for its clients, this trading is not a significant portion of the Company's business.

     IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 86% of all loans under securities resale agreements at March 31, 1997 were made to two counterparties.

     IJL incurs risk in underwriting public securities offerings to the extent that prospective buyers fail to purchase the securities. The Company attempts to mitigate this risk through due diligence carried out prior to undertaking the contractual obligation.

6.    Subsequent Event:

     During February 1997, the Company called for redemption all of its outstanding 7.75% subordinated convertible debentures. Prior to the redemption date of April 17, 1997, $5.0 million of the debentures were converted into 282,742 shares of the Company's common stock. To fund the redemption, the Company borrowed $16.0 million from a financial institution to which it issued a senior secured note of like amount maturing April 15, 2007. The note provides for semi-annual interest payments at a stated rate of 8.95% beginning October 15, 1997; principal is repayable over seven years in equal annual installments beginning on April 15, 2001.

                    INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Business Environment

The Company's principal activities -- securities brokerage for individual (retail) and institutional investors, market-making in equity and fixed-income securities, investment banking and underwriting, and investment management and advisory services -- are highly competitive. Strategic alliances between investment firms and commercial banks, insurance companies, and other financial services entities have intensified this competition. Many of the Company's revenue sources are sensitive to marketplace trading volumes and to interest rate conditions, both of which can be cyclical and volatile. As a result, revenues and earnings may vary significantly from quarter to quarter.


At March 31, 1997, approximately 21% of the Company's retail financial consultants had fewer than three years' industry experience. Notwithstanding the energized securities markets of recent years, a prolonged slowdown in individual investor activity could more severely reduce the revenue production of a less seasoned sales force. In addition, the continuing trend of increased regulation of the securities industry could create significant incremental costs and indirectly stifle certain revenue streams.


Liquidity and Capital Resources

The Company's net cash position decreased $19.8 million for the six months ended March 31, 1997. Operating activities consumed $96.6 million of cash, partly funded by $8.4 million of net income adjusted for depreciation and other non-cash charges. Financing activities provided $69.6 million of cash while capital expenditures totaled $1.3 million.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at March 31, 1997 these assets comprised approximately 91% of the balance sheet. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock and/or convertible debentures, initial funding of new business unit activities, payment of dividends, and litigation settlements arising from normal business operations. In addition, $870,000 of capital spending in the first six months of fiscal 1997 reflects implementation of the second phase of a planned $10 million program of technology improvements over a multi-year period.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

At March 31, 1997, the Company had $155 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralizing repurchase agreements with other financial institutions, and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term subordinated debt, will satisfy normal financing needs for the foreseeable future.

The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and consistently has operated well in excess of the minimum requirements. At March 31, 1997, IJL had net capital of $39.9 million, "excess net capital" of approximately $34.6 million, and a net capital ratio of 15%.


Results of Operations

For the six months ended March 31, 1997, net revenues increased $5.0 million, or 5%, from the previous year, while expenses, other than interest, increased $5.0 million, or 6%. Net income of $5.0 million was up $140,000 from the results of the period of a year ago. Net revenues increased $2.4 million for the three months ended March 31, 1997, while expenses, other than interest, increased $3.1 million. Net income of $2.5 million was down $300,000 from the results of the quarter ended March 31, 1996.

Overall, commissions and sales credits increased by about $1.2 million, or 2% from the same six-month period of a year ago. Increased sales of mutual funds and annuity products contributed to the majority of the increase in the retail sector for both the six and three-month periods. Lower levels of originations had a negative impact on the institutional sector for the same time periods.

Trading gains increased $619,000 and $683,000 for the comparable six and three month periods, respectively. The primary reasons for the increase for the six month period were increases in OTC, government and mortgage backed securities trading, while the three month period increase was mainly attributable to a rise in government and mortgage backed securities trading.

               INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Investment banking fees and underwriting profits increased $348,000, or 12%, and $797,000, or 67%, for the same six and three month periods of a year ago due to an improved capital raising environment coupled with an increased level of managed underwritings. Asset management and advisory fees were up $1.4 million and $736,000 for the comparable six and three month periods due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions. Other income increased $509,000, or 13%, for the same six month period due to an increase in money fund service fees and an increase in income recognized on investments held by the Company.

Interest revenues were down about $174,000, while expenses decreased $1.1 million, for the six months ended March 31, 1997 compared to the corresponding period a year ago. For the quarter, interest revenues increased $175,000, while expenses decreased $292,000. The resultant increases of $949,000 and $467,000, respectively, in net interest income are due to an increase in net earnings on higher levels of client margin loans, offset by a decrease in earnings on segregated customer funds. The majority of the decrease in both revenues and expenses is attributable to lower levels of matched resale and repurchase agreements.

Compensation and benefits costs increased $3.8 million, or 6% ($2.2 million for the quarter), for the six-months period ended March 31, 1997, due primarily to an increase in transaction based commission expense and other profit-driven incentives. Promotion and development costs increased $691,000 for the six month period and $258,000 for the quarter due to the Company's continuing effort to build revenue. Professional services increased $546,000 for the six-month period and $326,000 for the quarter due to an increase in consulting services for technology projects, various reengineering efforts and services related to the formation of CapTrust Financial Advisors, LLC. Printing, postage and supplies costs increased $208,000 for the six month period and $103,000 for the quarter due primarily to increases in postage costs and non-capitalized office equipment. Other operating expenses decreased $753,000 for the six month period largely as a result of decreases in the adjustments to the carrying value of certain assets. However, for the quarter, other operating expenses increased $180,000 largely as a result of increased provisions for legal and related matters.

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


Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits


              Designation of Exhibit                           Sequential
                in this Report               Description        Page Number
           _______________________       __________________    _____________
                    11                 Statement Regarding          14
                                       Computation of Per
                                       Share Earnings
                    27                 Financial Data               15
                                       Schedule

         (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed for the six months ended March 31, 1997.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    INTERSTATE/JOHNSON LANE, INC
                                                            Registrant


         Signature                     Title                       Date



  ___________________           President and Chief
    James H. Morgan             Executive Officer               May 14, 1997





 ___________________           Vice President - Finance
    Edward C. Ruff             and Treasurer (Principal
                               Financial Officer)                May 14, 1997




_______________________           Assistant Vice President
  C. Fred Wagstaff, III              (Principal Accounting
                                      Officer)                   May 14, 1997