Form 10-Q
period 1997-06-30
INTERSTATE JOHNSON LANE INC
filed 1997-08-14
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997

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

Yes    [ X ]        No     [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at July 31, 1997
(Common stock, $.20 par value)                                6,206,914

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index


                                                                                Page Number

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of
                  Financial Condition--June 30, 1997 and
                  September 30, 1996                                                 3

                  Condensed Consolidated Statements of
                  Operations--Nine Months Ended
                  June 30, 1997 and 1996                                             4

                  Condensed Consolidated Statements of
                  Cash Flows--Nine Months Ended
                  June 30, 1997 and 1996                                             5

                  Notes to Condensed Consolidated Financial
                  Statements                                                         6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      9


Part II. Other Information

         Item 1.  Legal Proceedings                                                 12

         Item 6.  Exhibits and Reports on Form 8-K                                  12

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                      (All dollars in thousands)
                                                                      June 30,        September 30,
                                                                        1997              1996
                                                                    -------------     --------------
ASSETS
Cash and cash equivalents                                         $       39,362    $        37,285
Cash and securities segregated for
   regulatory purposes                                                    78,046             80,501
Loans under matched securities resale agreements                           3,920              5,874
Receivables:
  Securities resale agreements                                            62,671             63,801
  Customers                                                              284,258            234,779
  Brokers, dealers and clearing agencies                                  19,504             31,406
  Other                                                                    6,936              4,234
Trading securities owned                                                  88,484             59,796
Land, buildings, and improvements, net                                     4,920              5,574
Office facilities and equipment, net                                       7,922              9,236
Goodwill and intangible assets                                            13,085             13,076
Other assets                                                              26,404             22,779
                                                                    -------------     --------------
                                                                  $      635,512    $       568,341
                                                                    =============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings:
  Checks payable                                                  $       18,498    $        16,561
  Securities repurchase agreements                                        44,955             31,078
Borrowings under matched securities repurchase agreements                  4,025              5,983
Payables:
  Customers                                                              328,416            292,450
  Brokers and dealers                                                     14,427              7,375
  Other                                                                    7,147              7,262
Accrued compensation and benefits                                         21,785             20,939
Securities sold but not yet purchased                                     64,706             65,784
Notes payable                                                              5,505              6,208
Other liabilities and accrued expenses                                    21,745             16,875
                                                                    -------------     --------------
                                                                         531,209            470,515
                                                                    -------------     --------------
Minority interests                                                           200                200
                                                                    -------------     --------------
Long-term debt:  (See Note 6)
      Senior secured note                                                 16,000                  -
      Convertible subordinated debentures                                      -             20,999
                                                                    -------------     --------------
                                                                          16,000             20,999
                                                                    -------------     --------------
Shareholders' equity:
      Common stock                                                         1,433              1,377
      Additional paid-in-capital                                          36,290             31,231
      Retained earnings                                                   60,508             53,670
                                                                    -------------     --------------
                                                                          98,231             86,278
      Less:  treasury stock, at cost                                     (10,128)            (9,651)
                                                                    -------------     --------------
            Total shareholders' equity                                    88,103             76,627
                                                                    -------------     --------------
                                                                  $      635,512    $       568,341
                                                                    =============     ==============


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 For the Nine Months                For the Three Months
                                                    Ended June 30,                     Ended June 30,
                                              (All dollars in thousands)         (All dollars in thousands)
                                                 1997           1996                1997           1996
                                              ------------   ------------        ------------   ------------
REVENUES:
       Agency commissions                   $      73,292  $      69,703       $      24,945  $      23,608
       Principal transactions:
            Sales credits                          40,459         41,516              13,603         13,568
            Trading gains, net                      6,414          5,709               1,885          1,800
       Investment banking and underwriting          4,497          3,718               1,214            782
       Asset management and advisory                9,470          6,823               3,632          2,433
       Interest                                    25,550         25,162               8,916          8,353
       Other                                        7,074          5,948               2,715          2,038
                                              ------------   ------------        ------------   ------------
Total revenues                                    166,756        158,579              56,910         52,582
       Interest expense                            14,726         16,067               5,088          5,305
                                              ------------   ------------        ------------   ------------
Net revenues                                      152,030        142,512              51,823         47,277
                                              ------------   ------------        ------------   ------------
EXPENSES:
       Compensation and benefits                   98,883         92,738              33,336         31,038
       Technology and telephone                    13,572         13,166               4,818          4,524
       Occupancy                                    7,005          6,454               2,342          2,205
       Execution, clearance and depository          3,166          3,017               1,157            956
       Promotion and development                    6,096          4,909               2,238          1,742
       Professional services                        2,955          2,315                 896            802
       Printing, postage and supplies               3,027          2,702               1,028            911
       Other operating expenses                     5,045          5,191               1,950          1,343
                                              ------------   ------------        ------------   ------------
Total expenses                                    139,749        130,492              47,766         43,521
                                              ------------   ------------        ------------   ------------

Income before income taxes                         12,281         12,020               4,057          3,756

Income tax expense                                  4,716          4,850               1,508          1,463
                                              ------------   ------------        ------------   ------------

NET INCOME                                     $    7,565    $     7,170         $     2,549    $     2,293
                                              ============   ============        ============   ============

Earnings per share:
       Primary                                 $     1.20    $      1.18         $      0.39    $      0.38
                                              ============   ============        ============   ============

       Fully diluted                           $     1.11    $      1.04         $      0.37    $      0.34
                                              ============   ============        ============   ============

Weighted average shares:
       Primary                                  6,289,829      6,076,846           6,549,284      6,005,992
                                              ============   ============        ============   ============

       Fully diluted                            6,829,605      7,600,951           6,988,662      7,530,097
                                              ============   ============        ============   ============



      The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended June 30,
                                   (UNAUDITED)

                                                                               (All dollars in thousands)
                                                                             1997                     1996
                                                                         -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------
Net income                                                                $     7,565              $     7,170
                                                                         -------------            -------------
Adjustments to reconcile net income to cash provided (used) by operating activities:
   Depreciation and amortization                                                5,669                    3,653
   Deferred income taxes                                                            -                     (410)
   Provision for real estate charges                                                -                      850
   Other non-cash items                                                           854                    1,091
                                                                         -------------            -------------
                                                                                6,523                    5,184
                                                                         -------------            -------------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                         2,455                   20,018
Loans under matched securities resale and repurchase agreements, net               (3)                    (414)
Net payables to customers                                                     (13,513)                 (30,811)
Net receivables from brokers, dealers and clearing agencies                    18,954                   (5,884)
Other receivables                                                              (2,702)                    (241)
Trading securities owned, net                                                 (29,765)                  30,397
Other assets                                                                   (4,419)                  (4,976)
Accrued compensation and benefits                                                 846                    3,349
Other liabilities and accrued expenses                                          4,864                    1,293
                                                                         -------------            -------------
                                                                              (23,283)                  12,731
                                                                         -------------            -------------
              Cash used by operating activities                                (9,195)                  25,085
                                                                         -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                                   1,938                    3,420
   Borrowings under securities repurchase and resale agreements, net           15,006                  (41,490)
   Notes payable                                                                 (703)                  (1,309)
   Senior secured note (see Note 6)                                            16,000                        -
Retirement of subordinated debentures (see Note 6)                            (15,980)                       -
Proceeds from stock options exercised                                             215                      126
Purchase of stock for treasury                                                 (1,954)                  (2,765)
Dividends paid                                                                   (728)                    (549)
                                                                         -------------            -------------

              Cash provided by financing activities                            13,794                  (42,567)
                                                                         -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------
Capital expenditures                                                           (2,522)                  (2,814)
                                                                         -------------            -------------
              Cash used by investing activities                                (2,522)                  (2,814)
                                                                         -------------            -------------

Net increase (decrease) in cash and cash equivalents                            2,077                  (20,296)
Cash and cash equivalents at beginning of period                               37,285                   26,537
                                                                         -------------            -------------
Cash and cash equivalents at end of period                                $    39,362              $     6,241
                                                                         =============            =============
Cash paid during the period for:
   Interest                                                               $    14,552              $    11,098
   Income taxes                                                           $     7,233              $     7,802

Non-cash activity:
   Conversion of subordinated debentures into common stock                $     5,012
   (See Note 6)

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

     At June 30, 1997, IJL's net capital was 14% of its aggregate debit balances and approximately $36.7 million in excess of its minimum regulatory requirements.


3.   Commitments and Contingencies:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                   Millions
                                                                   --------
     For the three months ended September 30, 1997                    $2.3

     For the fiscal year ended September 30,
                       1998                                             6.2
                       1999                                             3.7
                       2000                                             1.6
                       2001                                             0.7
                       Thereafter                                       4.5
                                                                   --------
                                                                     $ 19.0
                                                                   ========

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Commitments and Contingencies, continued:

     In connection with its involvement as a general partner and/or placement agent of various real estate limited partnerships, the Company has guaranteed certain obligations of limited partners and, with others, has jointly or severally guaranteed mortgage loan obligations of some of the partnerships. At June 30, 1997, there were no contingent liabilities under these obligations.

     Of a $20 million irrevocable letter of credit available, the amount outstanding at June 30, 1997 under this facility was $1.6 million.


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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Financial Instruments with Off-Balance-Sheet Risk, continued:


     Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At June 30, 1997, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $23.9 million and short market values of approximately $29.9 million and futures purchase and sale contracts with short market values of $20.1 million used primarily to hedge municipal bonds. While the Company may from time to time participate in the trading of some derivative securities for its clients, this trading is not a significant portion of the Company's business.

     IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from customers or dealers with an agreement to resell them to the same customers or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 83% of all loans under securities resale agreements at June 30, 1997 were made to three counterparties.

     IJL incurs risk in underwriting public securities offerings to the extent that prospective buyers fail to purchase the securities. The Company attempts to mitigate this risk through due diligence carried out prior to undertaking the contractual obligation.


6.   Long Term Debt:

     During February 1997, the Company called for redemption of all its outstanding 7.75% subordinated convertible debentures. Prior to the redemption date of April 17, 1997, $5.0 million of the debentures were converted into common stock. To fund the redemption of the remaining debentures, the Company borrowed $16.0 million from a financial institution to which it issued a senior secured note of like amount maturing April 15, 2007. The note provides for semi-annual interest payments at a stated rate of 8.95% beginning October 15, 1997; principal is repayable over seven years in equal annual installments beginning on April 15, 2001.

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


At June 30, 1997, approximately 22% of the Company's retail financial consultants had fewer than three years' industry experience. Notwithstanding the energized securities markets of recent years, a prolonged slowdown in individual investor activity could more severely reduce the revenue production of a less seasoned sales force. In addition, the continuing trend of increased regulation of the securities industry could create significant incremental costs and indirectly stifle certain revenue streams.


Liquidity and Capital Resources

The Company's net cash position increased $2.1 million for the nine months ended June 30, 1997. Operating activities consumed $23.3 million of cash, partly funded by $14.1 million of net income adjusted for depreciation and other non-cash charges. Financing activities provided $13.8 million of cash, while capital expenditures utilized $2.5 million of cash.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at June 30, 1997 these assets comprised approximately 92% of the balance sheet. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock, retirement of its long term debt, initial funding of new business unit activities, payment of dividends, and litigation settlements arising from normal business operations. In addition, $1.2 million of capital spending in the first nine months of fiscal 1997 reflects implementation of the second phase of a planned $10 million program of technology improvements over a multi-year period.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued

At June 30, 1997, the Company had $155 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralizing repurchase agreements with other financial institutions, and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term debt, will satisfy normal financing needs for the foreseeable future.

The Company's broker-dealer subsidiary, Interstate/Johnson Lane Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and consistently has operated well in excess of the minimum requirements. At June 30, 1997, IJL had net capital of $42.8 million, "excess net capital" of approximately $36.7 million, and a net capital ratio of 14%.


Results of Operations

For the nine months ended June 30, 1997, net revenues increased $9.5 million, or 7%, from the previous year, while expenses, other than interest, increased $9.3 million, or 7%. Net income of $7.6 million was up $395,000 from the results of the period of a year ago. Net revenues increased $4.5 million for the three months ended June 30, 1997, while expenses, other than interest, increased $4.2 million. Net income of $2.5 million was up $256,000 from the results of the quarter ended June 30, 1996.

Overall, agency commissions increased $3.6 million or 5% and $1.3 million or 6% for the same nine-month and three-month period of a year ago. Increased retail sales of mutual funds and annuity products accounted for the bulk of the increase in both the nine and three-month periods respectively, negating a modest decline in institutional equities business.

Sales credits decreased $1.1 million, or 3% during the same nine-month period and were unchanged from the three-month period of a year ago. Significant decreases in NASDAQ activity were experienced in both cases with the June quarters decline offset by strong gains in fixed income products.


Net trading gains increased $705,000 or 12% for the comparable nine month period; largely from fixed-income trading activity; the change for the quarter was nominal.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued

Investment banking fees and underwriting profits increased $779,000, or 21%, and $432,000, or 55%, for the same nine and three month periods, respectively, of a year ago due to an improved capital raising environment coupled with an increased level of managed underwritings. Asset management and advisory fees were up $2.6 million and $1.2 million for the comparable nine and three month periods due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions and to management and performance fees associated with a newly organized "hedge" fund. Other income increased $1.1 million, or 19%, for the nine month period ($700,000 or 33% for the quarter) due to an increase in money fund service fees and in the value of proprietary investments.

Interest revenues were up about $388,000, while expenses decreased $1.3 million, for the nine months ended June 30, 1997 compared to the corresponding period a year ago. For the quarter, interest revenues increased $563,000, while expenses decreased $217,000. The resultant increases of $1.7 million and $780,000, respectively, in net interest income are due to an increase in net earnings on higher levels of client margin loans and lower levels of average net unmatched securities repurchase agreements, offset by a decrease in earnings on segregated customer funds.

Compensation and benefits costs increased $6.1 million, or 7% ($2.3 million for the quarter), for the nine-month period ended June 30, 1997, due primarily to an increase in transaction based commission expense and other profit-driven incentives and significant investments in new personnel in several revenue producing areas. Promotion and development costs increased $1.2 million for the nine month period and $496,000 for the quarter due to the Company's continuing effort to build revenue. Professional services increased $640,000 for the nine-month period and $94,000 for the quarter due to an increase in consulting services for technology projects, various reengineering efforts and services related to the formation of CapTrust Financial Advisors, LLC. Printing, postage and supplies costs increased $325,000 for the nine month period and $117,000 for the quarter due primarily to increases in postage costs and non-capitalized office equipment and supplies. Other operating expenses decreased $145,000 for the nine month period largely as a result of decreases in the adjustments to the carrying value of certain assets. However, for the quarter, other operating expenses increased $607,000 largely as a result of an increase in the valuation of deferred compensation obligations.

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


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Designation of Exhibit                        Sequential
                       in this Report     Description           Page Number
                  ----------------------  -------------------   ----------
                              11          Statement Regarding
                                          Computation of Per
                                          Share Earnings            14

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the nine months ended June 30, 1997.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              INTERSTATE/JOHNSON LANE, INC.
                                              -----------------------------
                                                       Registrant


         Signature                    Title                       Date



_________________________           President and Chief
    James H. Morgan                 Executive Officer          August 14, 1997





_________________________           Vice President - Finance
     Edward C. Ruff                 and Treasurer (Principal
                                    Financial Officer)         August 14, 1997




_________________________           Assistant Vice President
  C. Fred Wagstaff, III             (Principal Accounting
                                    Officer)                   August 14, 1997