Form 10-K
period 1997-09-30
INTERSTATE JOHNSON LANE INC
filed 1997-12-29
CIK 771296

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THIS FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _________________________

                          INTERSTATE/JOHNSON LANE, INC.
                          -----------------------------

             (Exact name of Registrant as specified in its charter)

              Delaware                                 56-1470946
              --------                                 ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

   121 West Trade Street, Suite 1500, Charlotte, North Carolina    28201
   ---------------------------------------------------------------------
            (Address of principal executive offices)             (Zip Code)

                                 (704) 379-9000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------
Common stock, par value $.20 per share          New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                      ----

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES           NO   X
                                              -------      -------

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    YES
                                          -----------

         As of November 28, 1997, 6,143,176 shares of Common Stock, par value $.20 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on November 28, 1997, which was $25.875) was $106,086,672. For purposes of this information, the outstanding shares of Common Stock which were owned by Interstate/Johnson Lane Corporation's Employee Stock Ownership Plan, and by all directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                                   ----------
                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 30, 1997, are incorporated by reference into Part I,
Part II and Part IV of this Report.
         Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 20, 1998, are incorporated by reference into
Part III of this Report.

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

         For the fiscal year ended September 30, 1997, approximately 63% of the Company's total revenues were derived from its private client brokerage activities, 22% from institutional brokerage activities and 15% from dealer transactions, investment banking and other activities. The Company's principal sources of revenue for each of the last three fiscal years, along with other information regarding the Company's results of operations, are presented in the consolidated financial statements on pages 24 through 33 of the Company's 1997 Annual Report to Shareholders and this information is incorporated herein by reference.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Individual Client Brokerage

         IJL presently serves individual investors through its Private Client Group which has 62 offices located in North Carolina (33), South Carolina (10), Georgia (16), and Virginia (3). Revenues from private client brokerage activities represent a substantial portion of the Company's revenues, and are generated primarily through commissions and sales credits earned on client purchases and sales of listed and unlisted stocks, bonds, options, futures, mutual funds and other financial products. When IJL executes over-the-counter ("OTC") transactions for clients on a principal basis, it may charge mark-ups or mark-downs in lieu of commissions. In recent years, IJL has experienced rapid growth in asset-based "wrap" fees paid by individual clients in lieu of commissions or sales credits on each transaction. At September 30, 1997, approximately 23% of the Company's Private Client Group's consultants had fewer than three years' industry experience. Notwithstanding the energized securities markets of recent years, a prolonged slowdown in individual investor activity could more severely reduce the revenue production of a less seasoned sales force. In addition, the continuing trend of increased regulation of the securities industry could create significant incremental compliance costs and indirectly stifle certain revenue streams.

         In July 1996, CapTrust Financial Advisors, LLC ("CaptTrust"), a NASD registered broker-dealer, was formed to provide specialized financial consulting and asset management services to both individual and institutional clients. CapTrust's application for NASD membership was approved in November 1996. Organized as a limited liability corporation, CapTrust has both voting and non-voting member units. The strategy of CapTrust is to attract top producing financial advisers who serve as members of the firm rather than employees. Members purchase non-voting ownership interests in CapTrust upon joining and thereinafter are entitled to a portion of the earnings of the firm. At September 30, 1997 all of CapTrust's voting units and 99.3% of its non-voting units are owned by two wholly-owned subsidiaries of the Company. CapTrust earns a majority of its revenues through asset-based wrap fees in addition to normal transaction-based commissions from clients throughout the United States. IJL clears trades for CapTrust on a fully-disclosed basis and receives certain execution and clearance fees from CapTrust in that role. The Company contributed $2 million of capital to this venture during the current fiscal year and expects to contribute an additional $2 to $3 million within the next year. At September 30, 1997 CapTrust has 3 members and 2 offices.

Client Financing

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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Investment Research

         The Company believes IJL's research services are important in generating individual and institutional commissions and sales credits in listed and OTC stocks. IJL maintains a core staff of 14 professionals to provide investment recommendations and market information on selected regional and national companies. These analysts follow approximately 140 companies, a major portion of which are headquartered in the Southeast. IJL provides clients with specific recommendations to buy and sell equity securities of companies followed by IJL and by its correspondents. Management believes that the performance of these recommended securities has assisted IJL in attracting and retaining its clients.


Institutional Client Brokerage

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

         A significant portion of the commission revenues from transactions in corporate securities are derived from institutional clients for whom IJL provides independent research products and services, as well as brokerage services. These products and services are procured from third parties to which IJL may be contractually obligated, irrespective of whether it receives commissions from the beneficiary clients. Commissions paid by clients and money managers to IJL for furnishing these products and services are commonly referred to as "soft dollars".

Market-Making and Dealer Activities

         IJL commits capital to acquire and carry inventories of both equity and fixed-income securities for sale to other dealers and to clients. The size of these inventories fluctuates greatly depending on economic and market conditions, management allocations of capital, underwriting commitments, client demands and trading volume.

         IJL's OTC traders make markets in the equity securities of approximately 200 regional and national companies. In addition, IJL acts as a dealer in bonds issued by the United States Government and its agencies, and by states and their political agencies and instrumentalities thereof. The Company believes that these activities provide an important source of product for sale to individual and institutional clients.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Interest

         In the aggregate, interest earned on reserve deposits segregated from IJL assets under the customer protection rule of the SEC, interest charged on margin loans in connection with its private client brokerage business, interest earnings on loans made under securities resale agreements, and interest on fixed income inventories account for a significant portion of the Company's total revenues.

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

Investment Banking

         IJL's corporate finance group of 26 professionals provides clients with financial advisory and consulting services on mergers and acquisitions and on valuations of equity securities. IJL also derives revenues from serving as a manager, co-manager, or participant in underwriting syndicates, and as a member of selling groups formed to distribute new issues of corporate securities. In connection with its corporate finance activities, IJL holds minority interests in four venture capital funds. Augmenting IJL's capital formation capabilities in the public markets is a private finance group specializing in raising debt and equity in the institutional private placement markets for corporate issuers. Revenues are derived primarily from serving as the issuer's agent in structuring and sourcing each capital transaction. This group acts as agents on debt and equity issues primarily in the $10-50 million dollar range for middle-market southeastern companies, and expects to continue its focus on transactions of this size.

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


Investment Management

         In July 1997, the Company exited the individual managed portfolio business previously effected through its subsidiary, Sovereign Capital Management, Inc. d/b/a Sovereign Advisers, Inc. ("Sovereign"). Sovereign's assets and management rights were sold, and a new subsidiary, IJL Capital Management, Inc. ("IJL Capital"), was formed to house the advisory functions of the Keen Vision Fund, LP ("Fund"), a "net hedge fund" investment partnership introduced in January 1997. Aggregate net assets in the Fund approximated $34 million at September 30, 1997. In its capacity as investment adviser to the Fund, IJL Capital receives quarterly management fees and an annual performance-based distribution. IJL Capital will also serve as investment adviser to a second hedge fund, Keen Vision Fund II, LP, which was formed in October 1997 under a similar arrangement.


Real Estate

         During the 1970s and 1980s, certain subsidiaries of the Company were engaged in originating private placements and public offerings of limited partnership interests in real estate programs for sale to clients as well as holding proprietary interests in historical restoration projects of real estate properties, principally office facilities. These subsidiaries are currently involved in the oversight and disposition of these interests. The Company does not expect to provide further financial or management support to these ventures beyond what is necessary to preserve current values or facilitate disposition of the properties or the Company's interests in the related ventures.

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

         External computer service organizations specializing in securities and futures industry applications are used to transmit real-time market data to brokers and traders; to record and process all securities, futures and related money transactions; to generate client and dealer confirmations and statements; to exchange transactional information with clearing houses and depositories; and to produce required accounting and administrative reports. Sales and administrative personnel have on-line access to client account information and to various external databases. The firm's technology focus has shifted to increased use of Internet technology and process reengineering. Major projects completed during the 1997 fiscal year include the development of a firm-wide intranet and an expansion of the image processing system. The major projects in the coming year will continue to focus on providing more efficient and effective information to financial consultants' desktops such as on-line order entry, performance reporting, and product support information via the intranet. Moreover, a new financial reporting system will be implemented in the 1998 fiscal year.

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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Employees

         As of September 30, 1997, the Company had 1,320 employees, including approximately 520 brokers engaged in sales to individual and institutional investors, and approximately 225 other professionals engaged in trading, investment banking, and product and administrative support services. IJL has a four-month training program for potential retail financial consultants that is intended to prepare them for various registration examinations and to give them an in-depth knowledge of the securities industry. Management considers employee relations to be excellent.


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

         Compliance with applicable net capital rules could limit IJL's commitment to certain securities activities such as underwriting and market-making, which use significant amounts of regulatory capital, as well as to new activities requiring an infusion of capital. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect IJL's ability to expand or even maintain its present levels of business. While these amounts may vary from day to day, IJL's net capital of $41.0 million at September 30, 1997, was 14.3% of its aggregate debit balances and approximately $35.3 million in excess of its minimum regulatory requirements, as such excess capital and balances are computed under the Rule.

         As a registered broker dealer and member of the NASD, CapTrust is also subject to the SEC's Rule 15c3-1. Under Rule 15c3-1, CapTrust is prohibited from engaging in any transactions when its "net capital" is less than $250,000 or 1/8th of its "aggregate indebtedness", whichever is greater, as these terms are defined in the rule. As of September 30, 1997, CapTrust's net capital was $695,000 and approximately $445,000 in excess of its minimum regulatory requirement. Beginning in early fiscal 1998, CapTrust's net capital requirements will ease to 1/15th of its aggregate indebtedness in accordance with Rule 15c3-1. As noted above, it is anticipated that the Company will provide additional funding as needed during 1998.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Charlotte, and it serves individual and institutional clients through sales offices located in North Carolina, South Carolina, Virginia, Georgia, Texas, California, Massachusetts, and New York.

         The Company leases substantially all of its office facilities. See Note 7, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 1997, which is incorporated herein by reference. Capital assets include an investment property in Orlando, Florida. It is anticipated that this property will be disposed of in fiscal 1998. In addition, the Company intends to purchase in fiscal year 1998 the office building which is currently occupied by the back office and other support functions of IJL. The balance of the capital assets consist primarily of office furniture and equipment, computer hardware and software and leasehold improvements.


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

         The table on page 35 of the 1997 Annual Report to Shareholders shows the high and low market prices of the Company's common stock, information from which is incorporated herein by reference. In October 1996, the Company's Board of Directors declared a $.04 per share quarterly dividend and declared quarterly dividends of the same amount through July 1997. In October 1997, the Company's Board of Directors increased the quarterly dividend to $.05 per share. Continued payment of dividends in the future will depend upon the Board's evaluation of earnings, financial condition and working capital needs of the Company.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED SHAREHOLDER MATTERS

As of November 28, 1997, the Company had approximately 930 shareholders of record.


ITEM 6.  SELECTED FINANCIAL DATA

         The "Five Year Financial Summary" on page 19 of the 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         The information on pages 20 through 22 of the 1997 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and notes to the consolidated financial statements for Interstate/Johnson Lane, Inc., as appearing on pages 24 through 33 of the 1997 Annual Report to Shareholders, are incorporated herein by reference.

         Quarterly "Supplementary Financial Data" is presented on page 19 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning those directors who are executive officers of the Registrant is presented under the caption "Election of Directors" on pages 3 through 5 of the Proxy Statement, dated December 16, 1997, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 20, 1998, is incorporated herein by reference.

         In addition to the individuals referred to in the preceding paragraph, the following individuals currently serve as executive officers of the Registrant.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Douglas R. Aldridge, 43, is a Senior Managing Director of IJL and the head of its Private Client Group. Mr. Aldridge joined IJL in 1988 and has served as a retail financial consultant, branch manager of the Atlanta Resurgens branch office, a regional manager and as Associate Director of the Private Client Group. In 1996 he was named Managing Director of the Private Client Group and was elected a Senior Managing Director in 1997.

         Thomas A. Avery, 44, is a Senior Managing Director and co-heads the Equity Capital Markets Group. Mr. Avery joined IJL in 1995 as head of the Corporate Finance office in Atlanta, then became Senior Managing Director overseeing Investment Banking in 1996. He added shared responsibility for the Equity Capital Markets Group in 1997 and was elected to the board of IJL in April 1997.

         Edwin A. Dalrymple, Jr., 47, is a Senior Managing Director of IJL and is an executive of its Private Client Group. Mr. Dalrymple joined IJL in 1981, and previously served as branch manager of the Pinehurst and Charlotte branch offices and as Associate Director of the Private Client Group. He was elected a Senior Vice President in 1989 and a Director of IJL in 1991. He was elected a Senior Managing Director in 1996. In 1997, he was named President of CapTrust.

         Harvey D. Harrelson, 48, has been with IJL since 1981, when he joined the firm as a bond trader, and currently serves as the head of the Fixed Income Capital Markets Group, which includes a staff of 75 professionals. He was elected a Senior Vice President and a Director of IJL in 1989. He was elected a Senior Managing Director in 1996.

         John H. Haynie, 49, is a Senior Managing Director of IJL and Director of Operations. He joined the firm in 1973 as the manager of the Margin Department, became Assistant Director of Operations in 1979 and assumed his current role in 1992. He was elected a Senior Vice President in 1992 and a Director of IJL in 1995. He was elected a Senior Managing Director in 1996.

         Michael D. Hearn, 45, joined IJL in 1976 and has served as Secretary and General Counsel of the Company since 1985. He was elected a Senior Vice President of IJL in 1978 and a Director in 1986. He was elected a Senior Managing Director in 1996.

         Lewis F. Semones, Jr., 39, joined IJL in 1985 as Controller. From May 1988 to November 1989 he was chief financial officer of another regional securities firm, after which he rejoined IJL as head of internal audit. He was elected a Senior Vice President of IJL in 1992 and a Director of IJL in 1994. In those capacities, he had executive responsibility for information technology, strategic planning, and several other administrative support functions. He was elected a Senior Managing Director in 1996. In 1997, he began serving as Chief Operating Officer of CapTrust. He was named Chief Financial Officer of the Company in October 1997.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Gerald J. Simmons, 52, is a Senior Managing Director and co-heads the Equity Capital Markets Group. Mr. Simmons joined IJL in 1991 as head of Equity Trading. In 1997, he was elected a Senior Managing Director with responsibility for the Institutional Equity Sales and Trading, NASDAQ/OTC Trading, Equity Syndicate and Equity Research. He was elected to the board of IJL in April 1997.

         Executive officers of the Company serve at the pleasure of the Board of Directors.


ITEM 11.  EXECUTIVE COMPENSATION


         The information under the caption "Executive Compensation" on pages 9 through 13 of the Proxy Statement, dated December 16, 1997, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 20, 1998, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT

         The information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 6 through 8 of the Proxy Statement, dated December 16, 1997, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 20, 1998, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Related Transactions" on page 12 of the Proxy Statement, dated December 16, 1997, to be used in connection with the Company's Annual Shareholders' Meeting to be held January 20, 1998, is incorporated herein by reference.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K

(a) (1) and (2)     Financial Statements and Schedules                    Reference (page)
                    ----------------------------------                    ----------------
                                                                       Form 10-K       Annual
                                                                          Annual       Shareholder
                                                                          Report          Report

Data incorporated by reference from the accompanying 1997
Annual Report to Shareholders:

   Consolidated Statements of Financial Condition as of
   September 30, 1997 and 1996                                                          24

   Consolidated Statements of Operations for the years ended
   September 30, 1997, 1996 and 1995                                                    25

   Consolidated Statements of Cash Flows for the years
   ended September 30, 1997, 1996 and 1995                                              26

   Consolidated Statements of Changes in Shareholders' Equity
   for the years ended September 30, 1997, 1996 and 1995                                27

   Notes to Consolidated Financial Statements                                           28-33

Data submitted herewith:
   Report of Independent Accountants                                         18

   Financial Statement Schedule:

       II - Valuation and Qualifying Accounts                                19


    All other schedules are omitted because they are not required, are not applicable, or because the required information is given in the consolidated financial statements or notes thereto.

   With the exception of the specific pages referenced, (19 through 22, 24 through 33, and page 35), the 1997 Annual Report to Shareholders is not deemed filed as part of this report.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


Exhibits:
         (i) The following exhibits are filed as part of this report:

         Exhibit
                  10       Material Contracts - Long-Term Incentive Plan
                  11       Statement Regarding Computation of Per Share Earnings
                  13       1997 Annual Report to Shareholders
                  21       Subsidiaries
                  23       Consent of Independent Accountants

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


(b)  Reports on Form 8-K

       There were no 8-K reports filed during the fourth quarter of fiscal year 1997.

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

         Interstate/Johnson Lane, Inc.
            Amended and Restated
            Stock Award Plan, 10/21/96               Filed 12/16/96

         Interstate/Johnson Lane, Inc.
            Amended and Restated
            1987 Stock Award Plan                    Filed 10/26/94

         Interstate/Johnson Lane, Inc.
            Amended and Restated
            1987 Stock Award Plan                    Filed 09/13/91
                                    PAGE 16

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
   Interstate/Johnson Lane, Inc.:

         We have audited the consolidated financial statements of Interstate/Johnson Lane, Inc. and Subsidiaries as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997 which financial statements are included on pages 24 through 33 of the 1997 Annual Report to Shareholders of Interstate/Johnson Lane, Inc. and are incorporated herein by reference. We have also audited the financial statement schedule listed in the index on page 13 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Interstate/Johnson Lane, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                    /s/ Coopers & Lybrand L.L.P.

Charlotte, North Carolina
October 21, 1997

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES



                                                           Additions
                                           Balance at      charged to                         Balance at
                                          beginning of     costs and                            end of
                  Description                period         expenses        Deductions          period

YEAR ENDED SEPTEMBER 30, 1997
Provision for real estate charges:
   Asset valuation accounts                  $8,534,826         180,261          -              $8,715,087
   Reserves                                     101,886        -                 -                 101,886

Reserves for uncollectible client
accounts: Asset valuation accounts              343,294          76,488         (102,836)B         316,946

Reserve for lease obligations                    18,016          84,127          (93,209)A           8,934

YEAR ENDED SEPTEMBER 30, 1996
Provision for real estate charges:
   Asset valuation accounts                  $7,433,789      $1,101,037          -              $8,534,826
   Reserves                                     250,000        -                (76,884) B         101,886
                                                                                (71,250) A

Reserves for uncollectible client
accounts: Asset valuation accounts              475,918         276,773        (409,397) B         343,294

Reserve for lease obligations                    37,317          63,144         (82,445) A          18,016

YEAR ENDED SEPTEMBER 30, 1995
Provision for real estate charges:
   Asset valuation accounts                  $6,368,789      $1,250,000        (185,000) B      $7,433,789
   Reserves                                     250,000        -                 -                 250,000

Reserves for uncollectible client
accounts: Asset valuation accounts              262,235         308,477         (94,794) B         475,918

Reserve for lease obligations                   109,504          57,697        (129,884) A          37,317


A - Payments charged to reserve
B - Specific account charge-offs

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 1997.

                          INTERSTATE/JOHNSON LANE, INC.

                          BY: /s/ James H. Morgan
                             __________________________
                             James H. Morgan, President
                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                                  Title                              Date
/s/       James H. Morgan
________________________________      President, Chief Executive Officer
          James H. Morgan             and Director                              December 23, 1997

/s/       Edward C. Ruff
________________________________      Executive Vice President - Chief
          Edward C. Ruff              Operating Officer  and Director           December 23, 1997

/s/   Lewis F. Semones, Jr.
________________________________      Chief Financial Officer
      Lewis F. Semones, Jr.           (Principal Financial Officer)             December 23, 1997

/s/   C. Fred Wagstaff, III
_________________________________     Assistant Vice President
      C. Fred Wagstaff, III           (Principal Accounting Officer)            December 23, 1997

/s/       Parks H. Dalton
_________________________________     Chairman of the Board of Directors
          Parks H. Dalton             and Director                              December 23, 1997

/s/    Claude S. Abernethy, Jr.
_________________________________     Director                                  December 23, 1997
       Claude S. Abernethy, Jr.

/s/        Dudley G. Pearson
_________________________________     Director                                  December 23, 1997
           Dudley G. Pearson

/s/      Grady G. Thomas, Jr.
_________________________________     Director                                  December 23, 1997
         Grady G. Thomas, Jr.


                                  EXHIBIT INDEX


Exhibit
Number            Description of Exhibit

10                Material Contracts - Long-Term Incentive Plan

11                Statement Regarding Computation
                  of Per Share Earnings

13                1997 Annual Report to Shareholders

21                Subsidiaries

23                Consent of Independent Accountants