Form 10-Q
period 1997-12-31
INTERSTATE JOHNSON LANE INC
filed 1998-02-13
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1997

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

Yes                 No     X
    ----------         ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at January 30, 1998
(Common stock, $.20 par value)                     6,163,166

                                  PAGE 1 0F 15

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index


                                                                     Page Number

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of
                  Financial Condition--December 31, 1997 and
                  September 30, 1997                                        3

                  Condensed Consolidated Statements of
                  Operations--Three Months Ended
                  December, 1997 and 1996                                   4

                  Condensed Consolidated Statements of
                  Cash Flows--Three Months Ended
                  December 31, 1997 and 1996                                5

                  Notes to Condensed Consolidated Financial
                  Statements                                                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            10


Part II. Other Information

         Item 1.  Legal Proceedings                                        13

         Item 6.  Exhibits and Reports on Form 8-K                         13

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                      (All dollars in thousands)
                                                                    December 31,      September 30,
                                                                        1997              1997
                                                                    -------------     --------------

ASSETS
Cash and cash equivalents                                         $       33,672    $        24,685
Cash and securities segregated for
   regulatory purposes                                                    50,501             90,001
Loans under matched securities resale agreements                          10,928             12,385
Receivables:
  Securities resale agreements                                            30,697             64,644
  Customers                                                              302,276            271,102
  Brokers, dealers and clearing agencies                                  25,213             19,798
  Other                                                                    7,605              7,889
Trading securities owned                                                 115,655             79,120
Land, buildings, and improvements, net                                     7,850              4,185
Office facilities and equipment, net                                       7,919              7,391
Goodwill and intangible assets                                            12,746             12,910
Other assets                                                              37,601             32,598
                                                                    -------------     --------------
                                                                  $      642,663    $       626,708
                                                                    =============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings:
  Checks payable                                                  $       21,066    $        23,330
  Securities repurchase agreements                                        63,022             20,568
Borrowings under matched securities repurchase agreements                 11,155             12,535
Payables:
  Customers                                                              332,943            321,457
  Brokers and dealers                                                     11,471              6,793
  Other                                                                    9,201             11,058
Accrued compensation and benefits                                         20,275             29,970
Securities sold but not yet purchased                                     33,576             67,330
Notes payable                                                              8,054              5,270
Other liabilities and accrued expenses                                    23,709             23,376
                                                                    -------------     --------------
                                                                         534,472            521,687
                                                                    -------------     --------------
Minority interests                                                           207                208
                                                                    -------------     --------------
Long-term debt:
      Senior secured note                                                 16,000             16,000


      Common stock                                                         1,433              1,433
      Additional paid-in-capital                                          37,126             36,549
      Retained earnings                                                   66,238             63,595
                                                                    -------------     --------------
                                                                         104,797            101,577
      Less:  treasury stock, at cost                                     (12,813)           (12,764)
                                                                    -------------     --------------
            Total shareholders' equity                                    91,984             88,813
                                                                    -------------     --------------
                                                                  $      642,663    $       626,708
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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               For the Three Months
                                                Ended December 31,
                                            (All dollars in thousands)
                                                1997             1996
                                           ---------------   --------------

REVENUES:
     Agency commissions                  $         27,998  $        22,258
     Principal transactions:
          Sales credits                            17,787           13,392
          Trading gains, net                        1,670            1,976
     Investment banking and underwriting            2,237            1,289
     Asset management and advisory                  4,358            2,799
     Interest                                       9,132            8,113
     Other                                          2,210            2,439
                                           ---------------   --------------
Total revenues                                     65,392           52,266
     Interest expense                               5,319            4,726
                                           ---------------   --------------
Net revenues                                       60,073           47,540
                                           ---------------   --------------
EXPENSES:
     Compensation and benefits                     40,775           30,119
     Technology and telephone                       4,744            4,473
     Occupancy                                      2,444            2,310
     Execution, clearance and depository            1,142              997
     Promotion and development                      2,230            2,012
     Professional services                          1,304            1,016
     Printing, postage and supplies                 1,281              961
     Other operating expenses                       1,475            1,542
                                           ---------------   --------------
Total expenses                                     55,395           43,430
                                           ---------------   --------------

Income before income taxes                          4,678            4,110

Income tax expense                                  1,731            1,603
                                           ---------------   --------------

NET INCOME                               $          2,947    $       2,507
                                           ===============   ==============

Earnings per share:  (See Note 6)
     Basic                               $           0.50    $        0.44
                                           ===============   ==============

     Diluted                             $           0.44    $        0.38
                                           ===============   ==============

Weighted average shares:  (See Note 6)
     Basic                                      5,939,523        5,731,091
                                           ===============   ==============

     Diluted                                    6,665,615        7,183,774
                                           ===============   ==============



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the three months ended December 31,
                                   (UNAUDITED)


                                                                        (All dollars in thousands)
                                                                          1997         1996
                                                                       ------------   ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income                                                                 $  2,947    $  2,507
                                                                           --------    --------
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                              1,427       1,463
   Other non-cash items                                                         354         230
                                                                           --------    --------
                                                                              1,781       1,693
                                                                           --------    --------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                      39,500     (41,000)
Loans under matched securities resale and repurchase agreements, net             77         (23)
Net payables to customers                                                   (19,688)     39,439
Net receivables from brokers, dealers and clearing agencies                    (737)     14,219
Other receivables                                                               284      (1,875)
Trading securities owned, net                                               (70,289)    (81,316)
Other assets                                                                 (5,003)        (64)
Accrued compensation and benefits                                            (9,695)     (8,678)
Other liabilities and accrued expenses                                         (788)      1,784
                                                                           --------    --------
                                                                            (66,339)    (77,514)
                                                                           --------    --------
             Cash used by operating activities                              (61,611)    (73,314)
                                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                                (2,264)     12,820
   Borrowings under securities repurchase and resale agreements, net         76,401      40,902
   Notes payable                                                              2,784        (211)
Stock options exercised                                                          (8)       --
Purchase of stock for treasury                                                 (685)     (1,102)
Dividends paid                                                                 (305)       (241)
                                                                           --------    --------

             Cash provided by financing activities                           75,923      52,168
                                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Capital expenditures                                                         (5,325)       (782)
                                                                           --------    --------
             Cash used by investing activities                               (5,325)       (782)
                                                                           --------    --------

Net increase (decrease) in cash and cash equivalents                          8,987     (21,928)
Cash and cash equivalents at beginning of period                             24,685      37,285
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $ 33,672    $ 15,357
                                                                           ========    ========
Cash paid during the period for:
   Interest                                                                $  5,069    $  8,187
   Income taxes                                                            $  4,778    $  1,569


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


2.   NET CAPITAL REQUIREMENTS:

     As a registered broker-dealer and member of the New York Stock Exchange ("NYSE"), Interstate/Johnson Lane Corporation ("IJL"), the principal operating subsidiary of the Company, is subject to the Securities and Exchange Commission's uniform net capital rule. IJL has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any transactions when its "net capital" is less than 2% of its "aggregate debit balances" arising from customer transactions, as these terms are defined in the rule. The NYSE may also impose business restrictions on a member firm if its net capital falls below 5% of its aggregate debit balances. IJL is also subject to the Commodity Futures Trading Commission's minimum net capital requirement.

     At December 31, 1997, IJL's net capital was 12% of its aggregate debit balances and approximately $32.8 million in excess of its minimum regulatory requirements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   COMMITMENTS AND CONTINGENCIES:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                  Millions
                                                                 ----------
    For the nine months ended September 30, 1998                     $6.8

    For the fiscal year ended September 30,
                      1999                                             7.6
                      2000                                             6.9
                      2001                                             4.5
                      2002                                             4.2
                      Thereafter                                      37.5
                                                                    -------
                                                                    $ 67.5
                                                                    =======

     Of a $20 million irrevocable letter of credit available, the amount outstanding at December 31, 1997 under this facility was $2.1 million.


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

     Obligations arising from financial instruments sold short in connection with its normal trading activities expose IJL to risk in the event market prices increase, since it may be obligated to repurchase those positions at a greater price. IJL's short selling primarily involves debt securities, which are typically less volatile than equities or options in periods of stable interest rates.

     Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At December 31, 1997, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $15.6 million and short market values of approximately $13.2 million, and futures sale contracts with short market values of $15.7 million used primarily to hedge municipal bond trading inventories. While the Company may from time to time participate in the trading of some derivative securities for its clients, this trading is not a significant portion of the Company's business.

     IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from clients or dealers with an agreement to resell them to the same clients or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 94% of all loans under securities resale agreements at December 31, 1997 were made to five counterparties.

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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   CHANGE IN ACCOUNTING PRINCIPLE:

     On October 1, 1997, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share". FASB Statement No. 128 requires all public companies issuing financial statements for both interim and annual periods ending after December 15, 1997 to report per-share earnings in two redefined forms, "basic" and "diluted". Basic earnings per share represent net income divided by weighted common shares outstanding. Diluted earnings per share represent net income divided by weighted common shares outstanding plus potential dilutive common shares such as options and convertible securities that were outstanding during the period. Prior periods presented have been restated to reflect the requirements of FASB Statement No. 128.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Business Environment

The Company's principal activities -- securities brokerage for individual (retail) and institutional investors, market-making in equity and fixed-income securities, investment banking and underwriting, and investment management and advisory services -- are highly competitive. Acquisitions of investment firms by commercial banks, insurance companies, and other financial services entities have intensified this competition. Many of the Company's revenue sources are sensitive to marketplace trading volumes and to interest rate conditions both of which can be cyclical and volatile. As a result, revenues and earnings may vary significantly from quarter to quarter.


At December 31, 1997, approximately 22% of the Company's retail financial consultants had fewer than three years' industry experience. Notwithstanding the energized securities markets of recent years, a prolonged slowdown in individual investor activity could more severely reduce the revenue production of a less seasoned sales force. In addition, the continuing trend of increased regulation of the securities industry could create significant incremental costs and indirectly stifle certain revenue streams.


Liquidity and Capital Resources

The Company's net cash position increased $9.0 million for the three months ended December 31, 1997. Operating activities consumed $61.6 million of cash, partly funded by $4.7 million of net income adjusted for depreciation and other non-cash charges. Financing activities provided $75.9 million of cash while capital expenditures used $5.3 million.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at December 31, 1997, these assets comprised approximately 90% of the statement of financial condition. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock, funding of new business unit activities, payment of dividends, and litigation settlements arising from normal business operations. In addition, $500,000 of capital spending in the first quarter of fiscal 1998 reflects implementation of the third phase of a planned $10 million program of technology improvements over a multi-year period.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources, continued

At December 31, 1997, the Company had $155 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralizing repurchase agreements with other financial institutions, and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term debt, will satisfy normal financing needs for the foreseeable future.

The Company's principal broker-dealer subsidiary, Interstate / Johnson Lane, Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and consistently has operated well in excess of the minimum requirements. At December 31, 1997, IJL had net capital of $39.3 million, "excess net capital" of approximately $32.8 million, and a net capital ratio of 12%.


Results of Operations

For the three months ended December 31, 1997, net revenues increased $12.5 million, or 26%, from the previous year, while expenses, other than interest, increased $12.0 million, or 28%. Net income of $2.9 million was up $438,000 from the results of the period of a year ago.

Overall, agency commissions increased $5.7 million, or 26% from the same three-month period of a year ago. Increases in listed and over-the counter ("OTC") equity transactions, coupled with increased sales of mutual funds, contributed to the majority of the increase in the retail sector. Increased listed volume was the principal contributor to the growth in the institutional sector.

In principal business, sales credits increased $4.4 million, or 33%, over the same three month period of a year ago, due to strong growth in institutional fixed income products, primarily corporate bonds and mortgage-backed securities. Net trading gains decreased $306,000, or 16%, over the same three month period last year primarily from a decline in OTC trading offset by increases in government securities and listed equities trading.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Results of Operations, continued

Investment banking fees and underwriting profits increased $947,000, or 73%, for the same three month period due to an increased level of managed underwritings in the quarter. Asset management and advisory fees were up $1.6 million, or 56%, for the comparable three month period due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions and to management and performance fees associated with a newly organized "hedge" fund.

Interest revenues were up about $1.0 million, while interest expenses increased $592,000, for the three months ended December 31, 1997 compared to the corresponding period a year ago. The resultant increase of $427,000 in net interest income is due primarily to an increase in net interest earned on higher levels of client margin loans.

Compensation and benefits costs increased $10.7 million, or 35%, for the three-month period ended December 31, 1997, due primarily to an increase in both revenue-based commissions and profit-driven incentives, and to significant personnel investments in several revenue-producing areas. Execution, clearance and depository costs increased $145,000, or 15%, due primarily to the increase in listed transactions. Promotion and development costs increased $218,000, or 11%, due to the continuing effort to build revenue. Professional services increased $288,000, or 28%, due primarily to an increase in consulting services for technology projects and various reengineering efforts as well as portfolio supervision expenses paid to outside money managers. Printing, postage and supplies costs increased $320,000 or 33%, due primarily to increases in transaction volume and expenses for promotional literature.

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


Item 6. Exhibits and Reports on Form 8-K

    a)   Exhibits

         Designation of Exhibit                                 Sequential
              in this Report                  Description       Page Number
         ---------------------               -------------     ------------
             11                          Statement Regarding
                                         Computation of Per
                                         Share Earnings               15

    b)   Reports on Form 8-K

         There were no reports on Form 8-K filed for the three months ended December 31, 1997.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              INTERSTATE/JOHNSON LANE, INC.
                                                    Registrant


         Signature                    Title                          Date
         ----------                  -------                         -----

/s/ James H. Morgan
_________________________           President, Chief
    James H. Morgan                 Executive Officer,
                                    and Chairman of the
                                    Board of Directors         February 13, 1998




/s/  Lewis F. Semones, Jr.
_________________________           Chief Financial Officer
     Lewis F. Semones, Jr.          (Principal Financial
                                    Officer)                   February 13, 1998



/s/  C. Fred Wagstaff, III
_________________________           Assistant Vice President
     C. Fred Wagstaff, III          (Principal Accounting
                                    Officer)                   February 13, 1998