Form 10-Q/A
period 1997-12-31
INTERSTATE JOHNSON LANE INC
filed 1998-02-24
CIK 771296

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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               For the Three Months
                                                Ended December 31,
                                            (All dollars in thousands)
                                             except per share amounts)
                                                1997             1996
                                           ---------------   --------------

REVENUES:
     Agency commissions                  $         27,998  $        22,258
     Principal transactions:
          Sales credits                            17,787           13,392
          Trading gains, net                        1,670            1,976
     Investment banking and underwriting            2,237            1,289
     Asset management and advisory                  4,358            2,799
     Interest                                       9,132            8,113
     Other                                          2,210            2,439
                                           ---------------   --------------
Total revenues                                     65,392           52,266
     Interest expense                               5,319            4,726
                                           ---------------   --------------
Net revenues                                       60,073           47,540
                                           ---------------   --------------
EXPENSES:
     Compensation and benefits                     40,775           30,119
     Technology and telephone                       4,744            4,473
     Occupancy                                      2,444            2,310
     Execution, clearance and depository            1,142              997
     Promotion and development                      2,230            2,012
     Professional services                          1,304            1,016
     Printing, postage and supplies                 1,281              961
     Other operating expenses                       1,475            1,542
                                           ---------------   --------------
Total expenses                                     55,395           43,430
                                           ---------------   --------------

Income before income taxes                          4,678            4,110

Income tax expense                                  1,731            1,603
                                           ---------------   --------------

NET INCOME                               $          2,947    $       2,507
                                           ===============   ==============

Earnings per share:  (See Note 6)
     Basic                               $           0.50    $        0.44
                                           ===============   ==============

     Diluted                             $           0.45    $        0.38
                                           ===============   ==============

Weighted average shares:  (See Note 6)
     Basic                                      5,939,523        5,731,091
                                           ===============   ==============

     Diluted                                    6,565,615        7,183,774
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



                                              INTERSTATE/JOHNSON LANE, INC.
                                                    Registrant



         Signature                    Title                          Date
         ----------                  -------                         -----

/s/ James H. Morgan
_________________________           President, Chief
    James H. Morgan                 Executive Officer,
                                    and Chairman of the
                                    Board of Directors         February 24, 1998




/s/  Lewis F. Semones, Jr.
_________________________           Chief Financial Officer
     Lewis F. Semones, Jr.          (Principal Financial
                                    Officer)                   February 24, 1998



/s/  C. Fred Wagstaff, III
_________________________           Assistant Vice President
     C. Fred Wagstaff, III          (Principal Accounting
                                    Officer)                   February 24, 1998
