Form 10-Q
period 1998-03-31
INTERSTATE JOHNSON LANE INC
filed 1998-05-14
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1998

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

                                    Delaware
                                    --------
         (State or other jurisdiction of incorporation or organization)

                                   56-1470946
                                   ----------
                      (I.R.S. Employer Identification No.)

IJL Financial Center, 201 North Tryon Street, Charlotte, North Carolina 28202
-----------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (704) 379-9000
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                 No     X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                                               Outstanding at April 30, 1998
              -----                                              ------------------------------
(Common stock, $.20 par value)                                     6,166,546


                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index
                                      -----


                                                                                Page Number
                                                                                -----------

Part I.  Financial Information

         Item 1.  Financial Statements

                  Condensed Consolidated Statements of
                  Financial Condition--March 31, 1998 and
                  September 30, 1997                                                  3

                  Condensed Consolidated Statements of
                  Operations--Six Months Ended
                  March 31, 1998 and 1997                                             4

                  Condensed Consolidated Statements of
                  Cash Flows--Six Months Ended
                  March 31, 1998 and 1997                                             5

                  Notes to Condensed Consolidated Financial
                  Statements                                                          6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                      10


Part II. Other Information

         Item 1.  Legal Proceedings                                                  13

         Item 6.  Exhibits and Reports on Form 8-K                                   13



                     INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)



                                                          (All dollars in thousands)
                                                         March 31,         September 30,
                                                           1998                1997
                                                      ----------------    ----------------
ASSETS
Cash and cash equivalents                           $          34,059   $          24,685
Cash and securities segregated for
   regulatory purposes                                         65,501              90,001
Loans under matched securities resale agreements                6,413              12,385
Receivables:
  Securities resale agreements                                 21,032              64,644
  Customers                                                   321,706             271,102
  Brokers, dealers and clearing agencies                       27,771              19,798
  Other                                                         8,231               7,889
Trading securities owned                                      132,087              79,120
Secured demand note collateralized by marketable securities    15,000                   -
Land, buildings, and improvements, net                          3,643               4,185
Office facilities and equipment, net                            7,937               7,391
Goodwill and intangible assets                                 12,582              12,910
Other assets                                                   39,760              32,598
                                                      ----------------    ----------------
                                                    $         695,722   $         626,708
                                                      ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings:
  Checks payable                                    $          24,775   $          23,330
  Securities repurchase agreements                             80,319              20,568
Borrowings under matched securities repurchase agreements       6,498              12,535
Payables:
  Customers                                                   340,474             321,457
  Brokers and dealers                                          19,645               6,793
  Other                                                         5,772              11,058
Accrued compensation and benefits                              28,697              29,970
Securities sold but not yet purchased                          32,277              67,330
Notes payable                                                   3,381               5,270
Other liabilities and accrued expenses                         26,338              23,376
                                                      ----------------    ----------------
                                                              568,176             521,687
                                                      ----------------    ----------------
Minority interests                                                 10                 208
                                                      ----------------    ----------------
Long-term debt:
      Senior secured note                                      16,000              16,000
      Secured demand note                                      15,000                   -
                                                      ----------------    ----------------
                                                               31,000              16,000
                                                      ----------------    ----------------

      Common stock                                              1,433               1,433
      Additional paid-in-capital                               37,394              36,549
      Retained earnings                                        70,159              63,595
                                                      ----------------    ----------------
                                                              108,986             101,577
      Less:  treasury stock, at cost                          (12,450)            (12,764)
                                                      ----------------    ----------------
            Total shareholders' equity                         96,536              88,813
                                                      ----------------    ----------------
                                                    $         695,722   $         626,708
                                                      ================    ================


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           For the Six Months                               For the Three Months
                                                            Ended March 31,                                   Ended March 31,
                                               (All dollars in thousands except                   (All dollars in thousands except
                                                       per share amounts                                     per share amounts)

                                                      1998                    1997                    1998                      1997
                                               -------------------     -------------------     -------------------     -------------

REVENUES:
    Agency commissions                       $             58,686    $             48,346    $       30,688    $         26,089
    Principal transactions:
         Sales credits                                     36,856                  26,856            19,069              13,464
         Trading gains, net                                 3,587                   4,529             1,917               2,553
    Investment banking and underwriting                     4,286                   3,283             2,049               1,994
    Asset management and advisory                           9,063                   5,838             4,705               3,039
    Interest                                               18,952                  16,634             9,819               8,521
    Other                                                   5,454                   4,069             3,254               1,894
                                               -------------------     -------------------     -------------     ---------------
Total revenues                                            136,884                 109,555            71,501              57,554
    Interest expense                                       11,094                   9,638             5,776               4,912
                                               -------------------     -------------------     -------------     ---------------
Net revenues                                              125,790                  99,917            65,725              52,642
                                               -------------------     -------------------     -------------     ---------------
EXPENSES:
    Compensation and benefits                              86,230                  65,547            45,455              35,428
    Technology and telephone                                9,341                   8,754             4,597               4,281
    Occupancy                                               4,802                   4,662             2,358               2,352
    Execution, clearance and depository                     2,300                   2,009             1,158               1,012
    Promotion and development                               4,281                   3,858             2,051               1,846
    Professional services                                   2,506                   2,059             1,202               1,043
    Printing, postage and supplies                          2,470                   1,998             1,189               1,037
    Other operating expenses                                2,900                   2,805             1,434               1,528
                                               -------------------     -------------------     -------------     ---------------
Total expenses                                            114,830                  91,692            59,444              48,527
                                               -------------------     -------------------     -------------     ---------------

Income before income taxes                                 10,960                   8,225             6,281               4,115

Income tax expense                                          4,055                   3,208             2,324               1,605
                                               -------------------     -------------------     -------------     ---------------

NET INCOME                                   $              6,905    $              5,017    $        3,957    $          2,510
                                               ===================     ===================     =============     ===============

Earnings per share:
    Basic                                    $               1.16    $              0.88     $         0.66    $           0.44
                                               ===================     ===================     =============     ===============

    Diluted                                  $               1.04    $              0.76     $         0.59    $           0.38
                                               ===================     ===================     =============     ===============

Weighted average shares:
    Basic                                               5,957,590               5,723,598         5,977,098           5,715,938
                                               ===================     ===================     =============     ===============

    Diluted                                             6,619,967               7,261,838         6,689,829           7,295,301
                                               ===================     ===================     =============     ===============



                       The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended March 31,
                                   (UNAUDITED)

                                                                       (All dollars in thousands)
                                                                     1998                      1997
                                                                ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------
Net income                                                    $           6,905         $           5,017
                                                                ----------------          ----------------
Adjustments to reconcile net income to cash provided (used) by operating activities:
   Depreciation and amortization                                          2,779                     3,276
   Other non-cash items                                                    (114)                      126
                                                                ----------------          ----------------
                                                                          2,665                     3,402
                                                                ----------------          ----------------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                  24,500                   (23,500)
Loans under matched securities resale and repurchase agreements, net        (65)                      (31)
Net payables to customers                                               (31,586)                   11,105
Net receivables from brokers, dealers and clearing agencies               4,879                    19,974
Other receivables                                                          (342)                   (2,057)
Trading securities owned, net                                           (88,020)                  (97,828)
Other assets                                                            (10,704)                   (3,786)
Accrued compensation and benefits                                        (1,272)                     (899)
Other liabilities and accrued expenses                                     (949)                      449
                                                                ----------------          ----------------
                                                                       (103,559)                  (96,573)
                                                                ----------------          ----------------
           Cash used by operating activities                            (93,989)                  (88,154)
                                                                ----------------          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                             1,445                     1,581
   Borrowings under securities repurchase and resale agreements, net    103,362                    70,105
   Notes payable                                                          2,039                      (483)
Purchase of stock for treasury                                             (685)                   (1,102)
Dividends paid                                                             (613)                     (479)
                                                                ----------------          ----------------

           Cash provided by financing activities                        105,548                    69,622
                                                                ----------------          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------
Capital expenditures                                                     (2,185)                   (1,303)
                                                                ----------------          ----------------
           Cash used by investing activities                             (2,185)                   (1,303)
                                                                ----------------          ----------------

Net increase (decrease) in cash and cash equivalents                      9,374                   (19,835)
Cash and cash equivalents at beginning of period                         24,685                    37,285
                                                                ----------------          ----------------
Cash and cash equivalents at end of period                    $          34,059         $          17,450
                                                                ================          ================
Cash paid during the period for:
   Interest                                                   $          10,667         $          16,783
   Income taxes                                               $           9,937         $           3,878

Non-cash financing activity:
   Secured demand note (see note 6)                           $          15,000                         -



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

     As of March 31, 1998, IJL's net capital was 15% of its aggregate debit balances and approximately $46.6 million in excess of its minimum regulatory requirements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   COMMITMENTS AND CONTINGENCIES:

     Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                        Millions

                  For the six months ended September 30, 1998             $5.2

                  For the fiscal year ended September 30,
                                    1999                                   7.6
                                    2000                                   6.9
                                    2001                                   4.5
                                    2002                                   4.2
                                    2003                                   4.0
                                    Thereafter                            33.5
                                                                       -------
                                                                        $ 65.9
                                                                       =======



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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK:

     IJL's business activities involve the execution, settlement and financing of securities transactions generating accounts receivable, and thus may expose IJL to financial risk in the event a client or other counterparty is unable to fulfill its contractual obligations. IJL controls the risk associated with collateralized loans by revaluing collateral at current prices, monitoring compliance with applicable credit limits and industry regulations, and requiring the posting of additional collateral when appropriate.

     Obligations arising from financial instruments sold short in connection with its normal trading activities expose IJL to risk in the event market prices increase, since it may be obligated to repurchase those positions at a greater price. IJL's short selling primarily involves debt securities, which are typically less volatile than equities or options in periods of stable interest rates.

     Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At March 31 1998, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of approximately $115.2 million and short market values of approximately $115.3 million, and futures purchase and sale contracts with long markets values of $1.2 million and short market values of $13.8 million used primarily to hedge municipal bond trading inventories. While the Company may from time to time participate in the trading of some derivative securities for its clients, this trading is not a significant portion of the Company's business.

     IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from clients or dealers with an agreement to resell them to the same clients or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 96% of all loans under securities resale agreements at March 31, 1998 were made to five counterparties.

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

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   SECURED DEMAND NOTE:

     During March 1998, the Company entered into a $15.0 million secured demand note with a related party. The 3.5% fixed rate note provides for quarterly interest payments and matures April 2, 2001. The note is collateralized by marketable equity securities, which as of March 31, 1998, had a market value of $28.5 million.

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

At March 31, 1998, approximately 19% of the Company's retail financial consultants had fewer than three years' industry experience. Notwithstanding the energized securities markets of recent years, a prolonged slowdown in individual investor activity could more severely reduce the revenue production of a less seasoned sales force. In addition, the continuing trend of increased regulation of the securities industry could create significant incremental costs and indirectly stifle certain revenue streams.


Liquidity and Capital Resources

The Company's net cash position increased $9.4 million for the six months ended March 31, 1998. Operating activities consumed $94.0 million of cash, partly funded by $9.6 million of net income adjusted for depreciation and other non-cash charges. Financing activities provided $105.5 million of cash while capital expenditures used $2.2 million.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at March 31, 1998 these assets comprised approximately 89% of the statement of financial condition. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock, funding of new business unit activities, payment of dividends, and litigation settlements arising from normal business operations.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources, continued

At March 31 1998, the Company had $155 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralizing repurchase agreements with other financial institutions, and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term debt, will satisfy normal financing needs for the foreseeable future.

The Company's principal broker-dealer subsidiary, Interstate / Johnson Lane, Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and consistently has operated well in excess of the minimum requirements. At March 31, 1998, IJL had net capital of $53.6 million, "excess net capital" of approximately $46.6 million, and a net capital ratio of 15%.


Results of Operations

For the six months ended March 31 1998, net revenues increased $26.9 million ($14.3 million for the quarter), from the previous year, while expenses, other than interest, increased $24.1 million ($12.2 million for the quarter). Net income of $6.9 million was up $1.9 million or 38% from the results of the period of a year ago. Net income of $4.0 million for the current quarter was up $1.4 million or 58% from the results of the quarter ended March 31, 1997.

Overall, agency commissions increased $10.3 million, or 21% from the same six-month period of a year ago and $4.6 million, or 18% for the quarter. Increases in listed and over-the counter ("OTC") equity transactions, coupled with increased sales of mutual funds, contributed to the majority of the increase in the retail sector for both the six and three-month periods. Increased listed volume was the principal contributor to the growth in the institutional sector for the same periods.

In principal business, sales credits increased $10.0 million, or 37%, over the same six month period of a year ago and $5.6 million, or 42% for the quarter, due to strong growth in institutional fixed income products, primarily mortgage-backed securities and corporate bonds. Increases in sales of unit trusts and new debt and equity issues helped spur sales credits in the retail sector for the same period. Net trading gains decreased $942,000, or 21%, over the same six month period last year ($636,000, or 25%, for the quarter) primarily from a decline in OTC trading and government fixed income trading, offset by increases in corporate bond trading.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Results of Operations, continued

Investment banking fees and underwriting profits increased $1.0 million, or 31%, for the same six month period due to an increased level of corporate finance fees. Asset management and advisory fees were up $3.2 million and $1.7 million for the comparable six and three month periods due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions and to management and performance fees associated with two "hedge" funds. Other income increased $1.4 million for both the six-month and three-month periods primarily as the result of the disposition of the Company's interest in a real estate venture and income earned from various partnership interests.

Interest revenues were up about $2.3 million, while interest expense increased $1.5 million, for the six months ended March 31, 1998 compared to the corresponding period a year ago. For the quarter, interest revenues were up $1.3 million while interest expenses increased $864,000. The resultant increase of $862,000 and $434,000 in net interest income for the six and three month periods respectively is due primarily to an increase in net interest earned on higher levels of client margin loans.

Compensation and benefits costs increased $20.7 million, or 32% ($10.0 million for the quarter), for the six-month period ended March 31, 1998, due primarily to an increase in both revenue-based commissions and profit-driven incentives, and to significant personnel investments in several revenue-producing areas. Execution, clearance and depository costs increased $291,000, and $146,000, for the six and three-month periods respectively due primarily to the increase in listed transactions. Promotion and development costs increased $423,000, or 11% ($205,000 for the quarter), due to the continuing effort to build revenue. Professional services increased $447,000, for the six month period and $159,000 for the quarter, due primarily to an increase in portfolio supervision expenses paid to outside money managers. Printing, postage and supplies costs increased $472,000 and $152,000 for the six and three month periods respectively due to increases in transaction volume and expenses for promotional literature.

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


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Designation of Exhibit                                 Sequential
                       in this Report              Description          Page Number
                       --------------              -----------          -----------
                              11            Statement Regarding
                                            Computation of Per
                                            Share Earnings                     15

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed for the six months ended March 31, 1998.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                               INTERSTATE/JOHNSON LANE, INC.
                                                                               -----------------------------
                                                                                     Registrant


         Signature                                     Title                          Date
         ---------                                     -----                          ----


 /s/ James H. Morgan
-----------------------                     President, Chief
         James H. Morgan                    Executive Officer,
                                            and Chairman of the
                                            Board of Directors                  May 14, 1998




/s/ Lewis F. Semones, Jr.
-------------------------                   Chief Financial Officer
         Lewis F. Semones, Jr.              (Principal Financial
                                            Officer)                            May 14, 1998



/s/ C. Fred Wagstaff, III
-------------------------                   Assistant Vice President
         C. Fred Wagstaff, III              (Principal Accounting
                                            Officer)                            May 14, 1998
