Form 10-Q
period 1998-06-30
INTERSTATE JOHNSON LANE INC
filed 1998-08-14
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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

Yes  [ ]       No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at July 31, 1998
           -----                                  ----------------------------
(Common stock, $.20 par value)                             6,143,148

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index


                                                                Page Number

Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Statements of
                Financial Condition--June 30, 1998 and
                September 30, 1997                                        3

                Condensed Consolidated Statements of
                Operations--Nine Months Ended
                June 30, 1998 and 1997                                    4

                Condensed Consolidated Statements of
                Cash Flows--Nine Months Ended
                June 30, 1998 and 1997                                    5

                Notes to Condensed Consolidated Financial
                Statements                                                6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations            10


Part II. Other Information

        Item 1. Legal Proceedings                                        13

        Item 6. Exhibits and Reports on Form 8-K                         13

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                              (All dollars in thousands)
                                                              June 30,       September 30,
                                                                1998           1997
                                                              ---------      ----------
Assets
Cash and cash equivalents                                     $  48,366    $  24,685
Cash and securities segregated for
   regulatory purposes                                             --         90,001
Loans under matched securities resale agreements                  6,473       12,385
Receivables:
  Securities resale agreements                                   23,058       64,644
  Customers                                                     379,218      271,102
  Brokers, dealers and clearing agencies                         27,209       19,798
  Other                                                           6,841        7,889
Trading securities owned                                        106,890       79,120
Secured demand note collateralized by marketable securities      15,000         --
Land, buildings, and improvements, net                            3,618        4,185
Office facilities and equipment, net                              8,630        7,391
Goodwill and intangible assets                                   12,417       12,910
Other assets                                                     39,065       32,598
                                                              ---------    ---------
                                                              $ 676,785    $ 626,708
                                                              =========    =========

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                              $  19,313    $  23,330
  Securities repurchase agreements                               71,562       20,568
Borrowings under matched securities repurchase agreements         6,629       12,535
Payables:
  Customers                                                     326,199      321,457
  Brokers and dealers                                            28,210        6,793
  Other                                                           3,937       11,058
Accrued compensation and benefits                                33,081       29,970
Securities sold but not yet purchased                            24,350       67,330
Notes payable                                                     3,338        5,270
Other liabilities and accrued expenses                           29,789       23,376
                                                              ---------    ---------
                                                                546,408      521,687
                                                              ---------    ---------
Minority interests                                                   22          208
                                                              ---------    ---------
Long-term debt:
      Senior secured note                                        16,000       16,000
      Secured demand note                                        15,000         --
                                                              ---------    ---------
                                                                 31,000       16,000
                                                              ---------    ---------

      Common stock                                                1,433        1,433
      Additional paid-in-capital                                 37,481       36,549
      Retained earnings                                          73,613       63,595
                                                              ---------    ---------
                                                                112,527      101,577
      Less:  treasury stock, at cost                            (13,172)     (12,764)
                                                              ---------    ---------
            Total shareholders' equity                           99,355       88,813
                                                              ---------    ---------
                                                              $ 676,785    $ 626,708
                                                              =========    =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                               For the Nine Months            For the Three Months
                                                 Ended June 30,                  Ended June 30,
                                            (All dollars in thousands)       (All dollars in thousands)
                                              1998             1997           1998           1997
                                            ----------       ---------       --------      ---------

Revenues:
    Agency commissions                    $    88,973      $   73,292      $  30,287     $   24,945
    Principal transactions:
         Sales credits                         56,067          40,459         19,211         13,603
         Trading gains, net                     5,203           6,414          1,616          1,885
    Investment banking and underwriting         6,549           4,497          2,264          1,214
    Asset management and advisory              15,148           9,470          6,084          3,632
    Interest                                   28,811          25,550          9,859          8,916
    Other                                       8,632           5,991          3,178          1,922
                                            ----------       ---------       --------      ---------
Total revenues                                209,383         165,673         72,499         56,117
    Interest expense                           16,479          14,726          5,385          5,088
                                            ----------       ---------       --------      ---------
Net revenues                                  192,904         150,947         67,114         51,029
                                            ----------       ---------       --------      ---------
Expenses:
    Compensation and benefits                 132,274          98,883         46,044         33,336
    Technology and telephone                   14,074          13,572          4,733          4,818
    Occupancy                                   7,341           7,005          2,539          2,342
    Execution, clearance and depository         3,542           3,166          1,242          1,157
    Promotion and development                   6,727           6,096          2,446          2,238
    Professional services                       3,791           2,955          1,286            896
    Printing, postage and supplies              3,842           3,027          1,372          1,028
    Other operating expenses                    4,380           3,962          1,479          1,157
                                            ----------       ---------       --------      ---------
Total expenses                                175,971         138,666         61,141         46,972
                                            ----------       ---------       --------      ---------

Income before income taxes                     16,933          12,281          5,973          4,057

Income tax expense                              6,265           4,716          2,210          1,508
                                            ----------       ---------       --------      ---------

Net Income                                $    10,668      $    7,565      $   3,763     $    2,549
                                            ==========       =========       ========      =========

Earnings per share:
    Basic                                 $      1.79      $     1.30      $    0.63     $     0.43
                                            ==========       =========       ========      =========

    Diluted                               $      1.59      $     1.22      $    0.54     $     0.40
                                            ==========       =========       ========      =========

Weighted average shares:
    Basic                                   5,968,340       5,803,666      5,989,838      5,963,803
                                            ==========      =========      =========      =========

    Diluted                                 6,717,541       6,201,998      6,920,049      6,424,263
                                            ==========      =========      =========      =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended June 30,
                                   (UNAUDITED)

                                                                         (All dollars in thousands)
                                                                           1998             1997
                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------
Net income                                                             $  10,668        $   7,565
                                                                         --------         --------
Adjustments to reconcile net income to cash provided by operating activities:
   Depreciation and amortization                                           3,911            5,669
   Other non-cash items                                                       34              854
                                                                         --------         --------
                                                                           3,945            6,523
                                                                         --------         --------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                   90,001            2,455
Loans under matched securities resale and repurchase agreements, net           7               (3)
Customers receivables and payables, net                                 (103,374)         (13,513)
Brokers, dealers and clearing receivables and payables, net               14,006           18,954
Other receivables                                                          1,047           (2,702)
Trading securities owned, net                                            (70,750)         (29,765)
Other assets                                                              (6,475)          (4,419)
Accrued compensation and benefits                                          3,111              846
Other liabilities and accrued expenses                                     1,029            4,864
                                                                         --------         --------
                                                                         (71,398)         (23,283)
                                                                         --------         --------
          Cash used by operating activities                              (56,785)          (9,195)
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                             (4,016)           1,938
   Borrowings under securities repurchase and resale agreements, net      92,580           15,006
   Notes payable                                                          (1,932)            (703)
   Senior secured note                                                         -           16,000
Retirement of subordinated debentures                                          -          (15,980)
Proceeds from stock options exercised                                         33              215
Purchase of stock for treasury                                            (1,595)          (1,954)
Dividends paid                                                              (923)            (728)
                                                                         --------         --------

          Cash provided by financing activities                           84,147           13,794
                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------
Capital expenditures                                                      (3,681)          (2,522)
                                                                         --------         --------
          Cash used by investing activities                               (3,681)          (2,522)
                                                                         --------         --------

Net increase in cash and cash equivalents                                 23,681            2,077
Cash and cash equivalents at beginning of period                          24,685           37,285
                                                                         --------         --------
Cash and cash equivalents at end of period                             $  48,366        $  39,362
                                                                         ========         ========
Cash paid during the period for:
   Interest                                                            $  15,617        $  14,552
   Income taxes                                                        $  13,726        $   7,233

Non-cash financing activity:
   Secured demand note                                                 $  15,000                -
   Conversion of subordinated debentures into common stock                     -            5,012

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

   Certain 1997 amounts have been reclassified for comparative purposes in 1998.

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

   As of June 30, 1998, IJL's net capital was 14% of its aggregate debit balances and approximately $49.4 million in excess of its minimum regulatory requirements.

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. COMMITMENTS AND CONTINGENCIES:

   Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                        Millions
                                                        --------
     For the three months ended September 30, 1998        $2.8

     For the fiscal year ended September 30,
                        1999                               7.6
                        2000                               6.9
                        2001                               4.5
                        2002                               4.2
                        2003                               4.0
                        Thereafter                        22.8
                                                       -------
                                                        $ 52.8
                                                       =======

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

   Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms and from changes in values of the underlying instruments. At June 30, 1998, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of $55.4 million and short market values of $55.4 million, and futures purchase and sale contracts with long markets values of $600,000 and short market values of $13.5 million used primarily to hedge municipal bond trading inventories. While the Company may from time to time participate in the trading of some derivative securities for its clients, this trading is not a significant portion of the Company's business.

   IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from clients or dealers with an agreement to resell them to the same clients or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 92% of all loans under securities resale agreements at June 30, 1998 were made to four counterparties.

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

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. NEW ACCOUNTING PRONOUNCEMENT:

   On June 15, 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (October 1, 1999 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

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


The profitability of the Company is sensitive to many factors. Among the most important factors is the level of securities trading volume and the volatility and general level of market prices. The energized securities markets of recent years have contributed substantially to the Company's success. A slowdown in individual investor activity will have adverse effects upon profitability. The probability and timing of such a slow down is impossible to predict.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash position increased $23.7 million for the nine months ended June 30, 1998. Operating activities consumed $71.4 million of cash, partly funded by $14.6 million of net income adjusted for depreciation and other non-cash charges. Financing activities provided $84.1 million of cash while capital expenditures used $3.7 million.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at June 30, 1998 these assets comprised approximately 88% of the statement of financial condition. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock, funding of new business unit activities, payment of dividends, and litigation settlements arising from normal business operations.

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

At June 30, 1998, the Company had $155 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralizing repurchase agreements with other financial institutions and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term debt, will satisfy normal financing needs for the foreseeable future.

The Company's principal broker-dealer subsidiary, Interstate / Johnson Lane, Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission Commodity Futures Trading Commission, and The New York Stock Exchange, and consistently has operated well in excess of the minimum requirements. At June 30, 1998, IJL had net capital of $57.4 million, "excess net capital" of approximately $49.4 million, and a net capital ratio of 14%.




RESULTS OF OPERATIONS

For the nine months ended June 30, 1998, net revenues increased $42.0 million ($16.1 million for the quarter), from the previous year, while expenses, other than interest, increased $37.3 million ($14.2 million for the quarter). Net income of $10.7 million was up $3.1 million or 41% from the results of the nine-month period a year ago. Net income of $3.8 million for the current quarter was up $1.2 million or 48% from the results of the quarter ended June 30, 1997.

Overall, agency commissions increased $15.7 million, or 21% from the same nine-month period of a year ago and $5.3 million, or 21% for the quarter. Increases in listed and over-the counter ("OTC") equity transactions, coupled with increased sales of mutual funds, contributed to the majority of the increase in the Private Client Group ("PCG") sector for both the nine and three-month periods. Increased listed volume was the principal contributor to the growth in the institutional sector for the same periods.

              INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS, CONTINUED

In principal business, sales credits increased $15.6 million, or 39%, over the same nine month period of a year ago and $5.6 million, or 41% for the quarter, due to strong growth in institutional fixed income products, primarily mortgage-backed securities and corporate bonds. Increases in sales of new equity issues and unit trusts helped spur sales credits in the PCG sector for the same periods. Net trading gains decreased $1.2 million, or 19%, over the same nine month period last year primarily from a decline in OTC trading and tax exempt securities, offset somewhat by increases in listed stocks and options. For the current quarter, net trading gains decreased $269,000, or 14% due to a decrease in the trading profits of tax exempt securities. This was offset by an increase in trading profits of listed stocks and options.

Investment banking fees and underwriting profits increased $2.1 million, or 46% ($1.1 million or 87% for the quarter), over the same nine month period due to an improved capital raising environment coupled with an increased level of managed underwritings. Asset management and advisory fees were up $5.7 million and $2.5 million for the comparable nine and three month periods, respectively, due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions. Other income increased $2.6 million over the comparable nine-month period a year ago ($1.3 million for the quarter) primarily as the result of the disposition of the Company's interest in certain real estate ventures and increases in various types of fee income.

Interest revenues were up about $3.3 million, while interest expense increased $1.8 million, for the nine months ended June 30, 1998 compared to the corresponding period a year ago. For the quarter, interest revenues were up $943,000 while interest expenses increased $297,000. The resultant increase of $1.5 million and $646,000 in net interest income for the nine and three month periods respectively is due primarily to an increase in net interest earned on higher levels of client margin loans.

Compensation and benefits costs increased $33.4 million, or 34% for the nine-month period ended June 30, 1998 ($12.7 million for the quarter), due primarily to an increase in both revenue-based commissions and profit-driven incentives, and to personnel investments in several revenue-producing areas. Execution, clearance and depository costs increased $376,000 for the nine-month period due primarily to the increase in listed transactions. Promotion and development costs increased $631,000 over the same nine-month period a year ago due to travel related costs associated with the increased revenue. Professional services increased $836,000 for the nine month period and $390,000 for the quarter, due primarily to an increase in portfolio supervision expenses paid to outside money managers. Printing, postage and supplies costs increased $815,000 and $344,000 for the nine and three month periods respectively due to increases in transaction volume and expenses for office equipment associated with the opening of new offices. Other operating expenses were $418,000 higher for the nine-month period and $322,000 for the quarter due to an increase in fees waived and various bad debt expenses.

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

      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed for the nine months ended June 30, 1998.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          INTERSTATE/JOHNSON LANE, INC.
                                   Registrant


      Signature                          Title                    Date
      ---------                          -----                    ----


     /s/ James H. Morgan           President, Chief
    -------------------------
         James H. Morgan           Executive Officer,
                                   and Chairman of the
                                   Board of Directors         August 14, 1998





    /s/ Lewis F. Semones, Jr.      Chief Financial Officer
    -------------------------
        Lewis F. Semones, Jr.      (Principal Financial
                                   Officer)                   August 14, 1998




    /s/ C. Fred Wagstaff, III      Assistant Vice President
    -------------------------
        C. Fred Wagstaff, III      (Principal Accounting
                                   Officer)                   August 14, 1998