Form 10-K
period 1998-09-30
INTERSTATE JOHNSON LANE INC
filed 1998-12-29
CIK 771296

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
         For this fiscal year ended September 30, 1998
                                        OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        -------------     -----------------
                          INTERSTATE/JOHNSON LANE, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)
         Delaware                                      56-1470946
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            201 North Tryon Street, Charlotte, North Carolina         28202
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)
                                 (704) 379-9000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common stock, par value $.20 per share            New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None
                                      ----
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes   X        No
                                                           ---          ---
      Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                       Yes
                                     ---
      As of December 10, 1998, 6,516,079 shares of Common Stock, par value $.20 per share, were outstanding, and the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates (based upon the closing price of the Registrant's shares on the New York Stock Exchange on December 10, 1998, which was $31.06) was $147,425,079. For purposes of this information, the outstanding shares of Common Stock which were owned by Interstate/Johnson Lane Corporation's Employee Stock Ownership Plan, and by all directors and executive officers of the Registrant, were deemed to be the shares of Common Stock held by affiliates.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                      PART I

ITEM I.   BUSINESS

GENERAL

      Interstate/Johnson Lane, Inc. (the "Company") is a Charlotte, North Carolina-based holding company which, through its principal subsidiary, Interstate/Johnson Lane Corporation ("IJL"), and other subsidiaries, engages in securities and futures brokerage for individual and institutional investors, market-making and underwriting of municipal and corporate securities, investment management, investment banking and other financial advisory services, and the sale of mutual funds, annuities and other financial products. Many of these activities are sensitive to marketplace trading volumes and to interest rate conditions. While the Company has clients throughout the United States and abroad, its major geographic focus is the Southeast.

      IJL is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and as a futures commission merchant with the Commodity Futures Trading Commission ("CFTC"). In addition to owning three New York Stock Exchange ("NYSE") memberships and one American Stock Exchange membership, IJL is a member of the Boston Stock Exchange, New York Futures Exchange, Midwest Stock Exchange, Philadelphia Stock Exchange, the National Association of Securities Dealers, Inc. ("NASD"), and the Securities Investor Protection Corporation ("SIPC").

      For the fiscal year ended September 30, 1998, approximately 61% of the Company's total revenues were derived from its private client brokerage activities, 28% from institutional brokerage activities and 11% from dealer transactions, investment banking and other activities. The Company's principal sources of revenue for each of the last three fiscal years, along with other information regarding the Company's results of operations, are presented in Item 8.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


INDIVIDUAL CLIENT BROKERAGE

      IJL presently serves individual investors through its Private Client Group which has 63 offices located in North Carolina (33), South Carolina (10), Georgia (17), and Virginia (3). Revenues from private client brokerage activities represent a substantial portion of the Company's revenues, and are generated primarily through commissions and sales credits earned on client purchases and sales of listed and unlisted stocks, bonds, options, futures, mutual funds and other financial products. When IJL executes over-the-counter ("OTC") transactions for clients on a principal basis, it may charge mark-ups or mark-downs in lieu of commissions. In recent years, IJL has experienced rapid growth in asset-based "wrap" fees paid by individual clients in lieu of commissions or sales credits on each transaction. The profitability of the Company is sensitive to many factors. Among the most important factors is the level of securities trading volume and the volatility and general level of market prices. The energized securities markets of recent years have contributed substantially to the Company's success. A slow down in individual investor activity may have adverse effects upon profitability. The probability and timing of such a slow down is impossible to predict. In addition, the continuing trend of increased regulation of the securities industry could create significant incremental compliance costs and indirectly stifle certain revenue streams.

      CapTrust Financial Advisors, LLC ("CapTrust"), a NASD registered broker-dealer, specializes in providing financial consulting and asset management services to both individual and institutional clients. Organized as a limited liability company, CapTrust has both voting and non-voting member equity units. The strategy of CapTrust is to attract top producing financial advisers who serve as members of the firm rather than employees. Members purchase non-voting ownership interests in CapTrust upon joining and thereinafter are entitled to a portion of the earnings of the firm. At September 30, 1998, all of CapTrust's voting units and 97.2% of its non-voting units were owned by two wholly-owned subsidiaries of the Company. CapTrust earns a majority of its revenues through asset-based wrap fees in addition to normal transaction-based commissions from clients throughout the United States. IJL clears trades for CapTrust on a fully-disclosed basis and receives certain execution and clearance fees from CapTrust in that role. The Company contributed $1.5 million of capital to this venture during the current fiscal year and expects to contribute an additional $2 to $3 million within the next year. At September 30, 1998, CapTrust had 10 members and 8 offices.

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

INVESTMENT RESEARCH

      Management believes IJL's research services are important in generating individual and institutional commissions and sales credits in listed and OTC stocks. IJL maintains a core staff of 13 professionals to provide investment recommendations and market information on selected regional and national companies. These analysts follow approximately 130 companies, a major portion of which are headquartered in the Southeast. IJL provides clients with specific recommendations to buy and sell equity securities of companies followed by IJL and by its correspondents. Management believes that the performance of these recommended securities has assisted IJL in attracting and retaining its clients.

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

      A significant portion of the commission revenues from transactions in corporate equity securities is derived from institutional clients for whom IJL provides independent research products and services, as well as brokerage services. These products and services are procured from third parties to which IJL may be contractually obligated, irrespective of whether it receives commissions from the beneficiary clients. Commissions paid by clients and money managers to IJL for furnishing these products and services are commonly referred to as "soft dollars".

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

INTEREST

      In the aggregate, interest earned on reserve deposits segregated from IJL assets under the customer protection rule of the SEC, interest charged on margin loans in connection with its private client brokerage business, interest on loans made under securities resale agreements, and interest on fixed income inventories account for a significant portion of the Company's total revenues.

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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


INVESTMENT BANKING

      IJL's corporate finance group of 23 professionals provides clients with financial advisory and consulting services on mergers and acquisitions and on valuations of equity securities. IJL also derives revenues from serving as a manager, co-manager, or participant in underwriting syndicates, and as a member of selling groups formed to distribute new issues of corporate securities. In connection with its corporate finance activities, IJL holds minority interests in six venture capital funds. Augmenting IJL's capital formation capabilities in the public markets is a private finance group specializing in raising debt and equity in the institutional private placement markets for corporate issuers. Revenues are derived primarily from serving as the issuer's agent in structuring and sourcing each capital transaction. This group acts as agents on debt and equity issues primarily in the $10-50 million dollar range for middle-market southeastern companies and expects to continue its focus on transactions of this size.

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

INVESTMENT MANAGEMENT

      IJL Capital Management, Inc. ("IJL Capital") was formed to serve as the general partner of Keen Vision Fund I Limited Partnership ("KVF I") and Keen Vision Fund II Limited Partnership ("KVF II"), each of which is a private investment partnership. Aggregate net assets approximated $23.4 million in KVF I and $4.3 million in KVF II at September 30, 1998. In its capacity as investment adviser and general partner to the funds, IJL Capital receives quarterly management and annual performance-based fees.

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

Client transactions and transactions for the Company's own account in listed and unlisted stocks are generally executed by stock exchange or NASD-based automated systems, or by exchange-based IJL employees. In some instances, orders are initially routed to intermediaries for ultimate execution, and compensation may be received from these intermediaries in that connection. Most options and futures transactions on exchanges are executed by member firms with which IJL has a correspondent relationship. All securities transactions are cleared by IJL through its own facilities in Charlotte and those of the National Securities Clearing Corporation in New York City; futures transactions are cleared by correspondent firms.

      External computer service organizations specializing in securities and futures industry applications are used to transmit real-time market data to brokers and traders; to record and process all securities, futures and related money transactions; to generate client and dealer confirmations and statements; to exchange transactional information with clearing houses and depositories; and to produce required accounting and administrative reports. Sales and administrative personnel have on-line access to client account information and to various external databases. The firm's technology focus has shifted to increased use of Internet technology and process reengineering. Major projects completed during the 1998 fiscal year include the implementation of a new financial reporting system.

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

EMPLOYEES

      As of September 30, 1998, the Company had 1,444 employees, including approximately 517 brokers engaged in sales to individual and institutional investors, and approximately 250 other professionals engaged in trading, investment banking, and product and administrative support services. IJL has a four-month training program for potential retail financial consultants that is intended to prepare them for various registration examinations and to give them an in-depth knowledge of the securities industry. Management considers employee relations to be excellent.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


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

      The principal purpose of regulation and discipline of broker-dealers is the protection of clients and the securities markets, rather than protection of their creditors and shareholders. Broker-dealer regulations cover all aspects of the securities and futures business, including sales methods, trade practices, uses and safekeeping of clients' funds, capital structure, risk management, recordkeeping, investment advisory services, and conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC, CFTC and SROs, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the operation and profitability of broker-dealers.

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

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


NET CAPITAL REQUIREMENTS, CONTINUED

      Compliance with applicable net capital rules could limit IJL's commitment to certain securities activities such as underwriting and market-making, which use significant amounts of regulatory capital, as well as to new activities requiring an infusion of capital. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect IJL's ability to expand or even maintain its present levels of business. While these amounts may vary from day to day, IJL's net capital of $56.6 million at September 30, 1998, was 15.5% of its aggregate debit balances and approximately $49.3 million in excess of its minimum regulatory requirements, as such excess capital and balances are computed under the Rule.

      As a registered broker dealer and member of the NASD, CapTrust is also subject to the SEC's Rule 15c3-1. Under Rule 15c3-1, CapTrust is prohibited from engaging in any transactions when its "net capital" is less than $250,000 or 1/15th of its "aggregate indebtedness", whichever is greater, as these terms are defined in the rule. As of September 30, 1998, CapTrust's net capital was $546,000 and approximately $296,000 in excess of its minimum regulatory requirement. As noted above, it is anticipated that the Company will provide additional funding as needed during 1999.

PENDING MERGER TRANSACTION WITH WACHOVIA CORPORATION

      On October 27, 1998, the Company and Wachovia Corporation ("Wachovia") entered into an Agreement and Plan of Merger (the "Merger Agreement") under which the Company will be merged into Wachovia. In the merger, each outstanding share of the Company's common stock will be converted into a fraction of a share of Wachovia common stock equal to $32.00 divided by the average of the last sale prices of Wachovia common stock, as reported on the NYSE Composite Transactions Reporting System, for the five trading days immediately preceding the effective date of the merger.

      In connection with the Merger Agreement, the Company granted Wachovia an option to purchase shares of the Company's common stock under certain circumstances. The purchase price is $30.5625 per share and the maximum number of shares that can be purchased may not exceed 19.9% of the outstanding shares of common stock.

      Directors and executive officers of IJL who hold approximately 27% of the Company's outstanding common stock have entered into shareholder agreements with Wachovia. The agreements provide, among other things, that these shareholders will vote their shares of the Company's common stock in favor of approval of the Merger Agreement.

      The completion of the merger is subject to various conditions, including approval of the Merger Agreement by the Company's shareholders, the receipt of all governmental and other consents and approvals and the satisfaction of certain other usual conditions.

      The Company has called a special meeting of shareholders to consider and approve the Merger Agreement. The special meeting will be held on January 26, 1999. The record date for determining shareholders of the Company entitled to notice of and to vote at the meeting is December 10, 1998. Approval of the Merger Agreement at the meeting requires the affirmative vote of the holders of a majority of the Company's outstanding common stock.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


ITEM 2.  PROPERTIES

      The Company's headquarters are located in Charlotte, and it serves individual and institutional clients through sales offices located in North Carolina, South Carolina, Virginia, Georgia, Texas, California, Massachusetts, New York, Arkansas, Florida, Michigan, and Pennsylvania.

      The Company leases substantially all of its office facilities. See Note 7, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements for the fiscal year ended September 30, 1998 in Item 8. Capital assets include the office building which is currently occupied by the back office and other support functions of IJL. The balance of the Company's capital assets consist primarily of office furniture and equipment, computer hardware and software and leasehold improvements.


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

      None.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED SHAREHOLDER MATTERS

      In October 1997, the Company's Board of Directors declared a $.05 per share quarterly dividend and declared quarterly dividends of the same amount through July 1998. In October 1998, the Company's Board of Directors increased the quarterly dividend to $.06 per share. Continued payment of dividends in the future will depend upon the Board's evaluation of earnings, financial condition and working capital needs of the Company.

        As of November 30, 1998, the Company had approximately 917 shareholders of record.



                    THE COMPANY'S COMMON STOCK IS TRADED ON THE NYSE.


                             Common                           Common
                           Stock Price                      Stock Price
                           Fiscal 1998                      Fiscal 1997
                           -----------                      -----------

                       High              Low          High              Low

4th Q                 $41            $26 3/4         $32 1/4         $19 7/8

3rd Q                  32 1/2         28              24 1/2          17

2nd Q                  30 1/2         26 1/16         18 7/8          13 3/8

1st Q                  31 1/4         25 3/4          13 3/4          12

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

ITEM 6.  SELECTED FINANCIAL DATA

Five Year Financial Summary                                     (ALL DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                                                         YEARS ENDED SEPTEMBER 30


                                                                     1998      1997      1996      1995      1994
                                                                 -------------------------------------------------
OPERATING RESULTS:
Total Revenues                                                   $   279.1 $   232.0 $   208.4 $   184.0 $   166.6

Net Revenues After
    Interest Expense                                                 257.6     212.2     187.2     151.3     147.9

Income Before Taxes
    and Cumulative Effect of
    Change in Accounting
    Principle                                                         23.2      17.0      15.6       9.9      13.3

Operating Income                                                      14.7      10.9       9.4       5.9       7.9

Cumulative Effect of a
    Change in Accounting
    Principle (2)                                                      --        --        --        --        3.0

Net Income                                                            14.7      10.9       9.4       5.9      10.9

BASIC EARNINGS PER SHARE (1):

Operating                                                       $     2.47$     1.87$     1.61$     0.98$     1.27

Net                                                             $     2.47$     1.87$     1.61$     0.98$     1.76

DILUTED EARNINGS PER SHARE (1):

Operating                                                       $     2.16$     1.74$     1.42$     0.92$     1.13

Net                                                             $     2.16$     1.74$     1.42$     0.92$     1.52

DIVIDENDS PER SHARE                                             $     0.20$     0.16$     0.12$     0.12$     0.09

FINANCIAL CONDITION:

Total Assets                                                    $    652.3 $   626.7 $   568.3 $   616.5 $   767.8

Total Assets, Net of
    Matched Securities
    Resale Agreements                                           $    648.1 $   614.3 $   562.5 $   486.9 $   428.6

Long-Term Debt                                                        31.0      16.0      21.0      21.0      21.0

Shareholders' Equity                                                 103.6      88.8      76.6      69.4      68.0

(1)Effective October 1, 1997, the Company adopted SFAS 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. All periods have been restated to conform with SFAS 128.

(2)Effective October 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." As permitted under SFAS 109, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS 109 was to increase net income for the change in accounting principle in the year of adoption.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL BUSINESS ENVIRONMENT

     The Company's principal activities -- securities brokerage for individual (retail) and institutional investors, market-making in equity and fixed-income securities, investment banking and underwriting, and investment management and advisory services -- are highly competitive. Acquisitions of investment firms by commercial banks, insurance companies, and other financial services entities have intensified this competition. Many of the Company's revenue sources are sensitive to marketplace trading volumes and to interest rate conditions, both of which can be cyclical and volatile. As a result, revenues and earnings may vary significantly from quarter to quarter and year to year.


LIQUIDITY AND CAPITAL RESOURCES

     During the 1998 fiscal year, operating activities consumed $33.5 million of cash, inclusive of $15.0 million of net income adjusted for depreciation and other non-cash charges. However, financing activities net of capital expenditures provided $43.1 million of cash. As a result, the Company's cash position increased $9.6 million to $34.3 million at September 30, 1998.

     The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year. At September 30, 1998, these assets comprised approximately 90% of the Company's total assets. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from clients and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock, funding of new business unit activities, payment of dividends, and litigation settlements arising out of normal business operations.

     At September 30, 1998, the Company had $125 million of call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralized repurchase agreements with other financial institutions, and has financed its client receivables with client payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term debt, will satisfy normal financing needs for the foreseeable future.

     IJL is subject to liquidity and capital requirements of the SEC, CFTC, and the NYSE and consistently has operated well in excess of the minimum requirements. At September 30, 1998, IJL had "net capital" of $56.6 million, excess net capital of $49.3 million, and a net capital ratio of 15.5%.

     CapTrust is also subject to the liquidity and capital requirements of the SEC and the NASD. At September 30, 1998, CapTrust had net capital of $546,000 and excess net capital of $296,000.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


1998 COMPARED WITH 1997

     Net revenues increased $45.3 million, or 21%, from the previous year, while expenses, other than interest, increased $39.2 million, or 20%. Net income of $14.7 million was up $3.8 million from the previous year. Overall, agency commissions increased $17.2 million, or 17%. Increased sales of mutual funds, annuity products, and listed equities accounted for the majority of the increase in the private client sector while increased sales volume of listed equities accounted for the increase in the institutional area.

     In principal business, sales credits increased $14.2 million, or 25%, due to strong growth in institutional fixed income transactions, primarily corporate bonds and mortgage-backed securities. Net trading gains decreased $2.0 million, or 26%, primarily from a decrease in OTC market making activities offset by an increase in corporate fixed income trading.

     Investment banking fees and underwriting profits increased $3.2 million, or 46%, due to an increased level of managed underwritings in an improved equity capital-raising environment. Asset management and advisory fees were up $7.6 million, or 54%, due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions. Other income was up $2.8 million, or 34%, largely attributable to an increase in money fund distribution fees and profits realized on certain property investments.

     Interest revenues were up about $4.2 million for the year while interest expenses increased $1.8 million. The resultant increase of $2.4 million in net interest income for the year is due primarily to an increase in net earnings on higher levels of client margin loans.

     Compensation and benefits costs increased $35.9 million, or 26%, due primarily to an increase in both revenue-based commissions and profit-driven incentives, and to significant personnel investments in several revenue producing areas. Execution, clearing and depository increased $579,000 or 14% due to increases in trading volume. Professional services costs increased $848,000, or 20%, due to an increase in consulting services for technology projects and various reengineering efforts. Printing, postage, and supplies costs increased $767,000, or 18%, due primarily to increases in transaction volume. Other operating expenses decreased $669,000, or 11%, as a result of favorable resolution of legal matters.


1997 COMPARED WITH 1996

     Net revenues increased $26.1 million, or 14%, from the previous year, while expenses, other than interest, increased $24.6 million, also 14%. Net income of $10.9 million was up $1.5 million from the results of a year ago. Overall, agency commissions increased $11.4 million, or 13%. Increased sales of mutual funds, annuity products, and listed equities in the retail sector accounted for the majority of the increase, negating a modest decline in institutional listed equities business.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


1997 COMPARED WITH 1996, CONTINUED

     In principal business, sales credits increased $3.9 million, or 7%, due to strong growth in institutional fixed income transactions, primarily in government securities, corporate bonds, and mortgage-backed securities; net trading gains increased $800,000, or 11%, primarily from more profitable corporate debt trading offset partly by a decline in profits from mortgage-backed securities trading.

     Investment banking fees and underwriting profits increased $1.6 million, or 30%, due to an increased level of managed underwritings in an improved equity capital-raising environment. Asset management and advisory fees were up $4.4 million, or 46%, due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions and to management and performance fees associated with a newly organized private investment partnership.

     Interest revenues were up about $1.0 million for the year while interest expenses decreased $1.3 million. The resultant increase of $2.3 million in net interest income for the year is due primarily to an increase in net earnings on higher levels of client margin loans.

     Compensation and benefits costs increased $18.4 million, or 15%, due primarily to an increase in both revenue-based commissions and profit-driven incentives, and to significant personnel investments in several revenue producing areas. Promotion and development costs increased $1.7 million, or 26%, in connection with the continuing effort to build revenue. Professional services costs increased $1.0 million, or 28%, due to an increase in consulting services for technology projects and various reengineering efforts. Printing, postage, and supplies costs increased $700,000, or 19%, due primarily to increases in transaction volume and expenses for promotional literature.

YEAR 2000

     A major technological challenge facing IJL and the financial services industry is assuring that all electronic systems and programs continue to work correctly as the year 2000 approaches (denoted hereafter as "Year 2000"). Software that recognizes the last two digits of the year must be adjusted to recognize all four digits. The challenge encompasses not only IJL's internal computer programs but also the dependence of all financial service firms upon each other's systems and upon the third-party vendors that provide services to the industry.

     IJL began its Year 2000 planning in 1995. As both information technology ("IT") systems (e.g. computer hardware and software) and non-IT systems (e.g. telephone systems and security systems which use embedded technology) are affected by the Year 2000, many systems were required to be evaluated. For IJL's IT systems, an initial decision was made to replace the IJL main-frame and its software, including IJL's internal processing systems. The strategic plan called for the replacement of all existing systems with client-server hardware and software. IJL's internal processing systems were replaced with state-of-the-art relational database oriented languages and report-writers. This process was completed in March 1998. All present systems are employing Year 2000 compliant hardware and software. Unit testing has begun to prove the integrity of Year 2000 events. To date, no problems have been found with the internal systems. All workstations which are not replaced by March 1999 will be tested to ascertain that they are compliant. To date, most IJL workstations are already Year 2000 compliant.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


YEAR 2000, CONTINUED

     For its non-IT systems, IJL has compiled a list of 255 systems, many of which incorporate embedded chip technology. Some representative systems in this category are: telephone systems and switches, security systems, elevators, UPS systems, copiers, faxes, etc. Remediation will be required for some of these processes, and all such changes are scheduled for availability by the end of calendar year 1998. IJL is continuously alert to any non-IT systems which may have yet to been discovered. Moreover, any new non-IT contracts into which IJL enters now contain provisions requiring Year 2000 compliance.

     Substantially all systems and processes provided by third parties have been identified. IJL is dependent upon a third party service provider for a majority of its business transactions. While there is no guarantee that the systems of this service provider will be timely converted and will not have an adverse effect on IJL's systems, it is important to note that this external provider processes a large volume of transactions for the entire brokerage industry. The provider referred to above participated in successful industry-wide testing in July 1998 and will participate in further industry testing in March 1999. IJL has participated in testing with the third party provider and is scheduled to continue testing with them during October 1998 and January 1999.

     IJL does not believe the costs associated with the Year 2000 issue will have a material effect on its financial position or results of operations.

     Contingency plans have been developed for 58 of the remaining 97 mission critical and critical systems. The remaining 40% of these systems are being researched to determine whether other alternatives are viable or whether the firm must revert to manual processes until the system is compliant. It is IJL's goal to complete its contingency planning cycle by the end of calendar year 1998.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's 1999 fiscal year end. This statement establishes standards for the way that public entities report information about operating segments in annual and interim financial statements. Adoption of this statement is not expected to have a material impact on the financial condition of the Company.

     In February 1998, FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for the Company's 1999 fiscal year. This statement amends FASB statements No. 87, 88, and 106 and standardizes the disclosure requirements for pensions and other postretirment benefits. Adoption of this statement is not expected to have a material impact on the financial condition of the Company.

     In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's 2000 fiscal year. This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings, or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of this statement will not have a material effect on the Company's results of operations or its financial position.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


EFFECTS OF INFLATION

     Because the Company's assets are largely liquid, and because securities trading inventories are carried at current market values, the impact of inflation is reflected in its consolidated financial statements. However, the rate of inflation also affects expenses such as employee compensation, rent, and communications, and such effects may not be readily recoverable through commission rates, trading profits, or fees. To the extent that inflation has other adverse effects on prices and activities in the securities markets and, in particular, on interest rate conditions in the credit markets, it may adversely affect the Company's financial position and results of operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTARY FINANCIAL DATA                              (ALL DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                                          (UNAUDITED)


                        TOTAL          NET           INCOME           NET             EARNINGS PER SHARE*
                      REVENUES       REVENUES      BEFORE TAXES      INCOME           BASIC          DILUTED
                      --------       --------      ------------      ------           -----          -------

FISCAL 1998
Fourth Quarter       $  69.8         $  64.7         $  6.3         $  4.1         $   0.68        $   0.57
Third Quarter           72.5            67.1            6.0            3.8             0.63            0.54
Second Quarter          71.5            65.7            6.2            3.9             0.66            0.59
First Quarter           65.4            60.0            4.7            2.9             0.50            0.45


FISCAL 1997

Fourth Quarter       $  66.3         $  61.2         $  4.7         $  3.3         $   0.56        $   0.51
Third Quarter           56.1            51.0            4.1            2.5             0.43            0.40
Second Quarter          57.6            52.7            4.1            2.5             0.44            0.38
First Quarter           52.0            47.2            4.1            2.5             0.44            0.38



*Restated per Financial Accounting Standard No. 128, "Earnings Per Share"

                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                As of September 30
                            (All dollars in thousands)

                                                             1998           1997
                                                           ----------    -----------
ASSETS
Cash and cash equivalents                                   $ 34,307       $ 24,685
Cash and securities segregated for
   regulatory purposes                                         4,507         90,001
Loans under matched securities resale agreements               4,194         12,385
Receivables:
  Financing resale agreements                                 38,178         64,644
  Clients                                                    350,478        271,102
  Brokers, dealers and clearing agencies                      23,289         19,798
  Other                                                        6,259          7,889
Trading securities owned                                     108,720         79,120
Related party secured demand note collateralized
    by marketable securities                                  15,000            -
Land, buildings, and improvements, net                         3,593          4,185
Office facilities and equipment, net                           9,060          7,391
Goodwill and intangible assets                                12,229         12,910
Other assets                                                  42,477         32,598
                                                           ----------    -----------
                                                           $ 652,291      $ 626,708
                                                           ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings:
  Checks payable                                            $ 18,855       $ 23,330
  Financing repurchase agreements                             50,975         20,568
Borrowings under matched securities repurchase agreements      4,085         12,535
Payables:
  Clients                                                    312,937        321,457
  Brokers and dealers                                         10,916          6,793
  Other                                                        6,488         11,058
Accrued compensation and benefits                             38,029         29,970
Securities sold but not yet purchased                         41,787         67,330
Notes payable                                                  3,295          5,270
Other liabilities and accrued expenses                        30,352         23,376
                                                           ----------    -----------
                                                             517,719        521,687
                                                           ----------    -----------
Minority interests                                                12            208
                                                           ----------    -----------
Long-term debt:
  Senior secured note                                         16,000         16,000
  Related party secured demand note                           15,000              -
                                                           ----------    -----------
                                                              31,000         16,000
                                                           ----------    -----------
                                                             548,731        537,895
                                                           ----------    -----------
Commitments and contingencies
                                                           ----------    -----------
Shareholders' equity:
Common stock, $.20 par value, 30,000,000
        shares authorized in 1998 and 1997,
        7,165,847 shares issued                                1,433          1,433
Additional paid-in-capital                                    37,550         36,549
Retained earnings                                             77,377         63,595
                                                           ----------    -----------
                                                             116,360        101,577
Less:  Treasury stock, at cost, 992,140 shares
        in 1998 and 1,066,134 shares in 1997                 (12,800)       (12,764)
                                                           ----------    -----------
Total shareholders' equity                                   103,560         88,813
                                                           ----------    -----------
                                                           $ 652,291      $ 626,708
                                                           ==========    ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

           INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the years ended September 30
         (All dollars in thousands except per share amounts)


                                         1998       1997       1996
                                       ---------  ---------  ---------

REVENUES:
     Agency commissions                $ 119,949  $ 102,740  $ 91,291
     Principal Transactions:
          Sales credits                  72,343     58,104     54,155
          Trading gains, net              5,870      7,880      7,078
     Investment banking and underwriting 10,026      6,864      5,281
     Asset management and advisory       21,435     13,881      9,511
     Interest                            38,507     34,320     33,332
     Other                               11,010      8,213      7,734
                                       ---------  ---------  ---------
Total revenues                          279,140    232,002    208,382
     Interest expense                    21,584     19,793     21,106
                                       ---------  ---------  ---------
NET REVENUES                            257,556    212,209    187,276
                                       ---------  ---------  ---------
EXPENSES:
     Compensation and benefits          176,127    140,224    121,830
     Technology and telephone            18,667     18,335     17,474
     Occupancy                           10,092      9,371      8,809
     Execution, clearance and depository  4,846      4,267      4,098
     Promotion and development            9,028      8,327      6,624
     Professional services                5,182      4,334      3,376
     Printing, postage and supplies       5,078      4,311      3,627
     Other operating expenses             5,339      6,008      5,845
                                       ---------  ---------  ---------
Total expenses                          234,359    195,177    171,683
                                       ---------  ---------  ---------

Income before income taxes               23,197     17,032     15,593
Income tax expense                        8,458      6,132      6,238
                                       ---------  ---------  ---------

NET INCOME                             $ 14,739   $ 10,900    $ 9,355
                                       =========  =========  =========

Basic Earnings Per Share                 $ 2.47     $ 1.87     $ 1.61
                                       =========  =========  =========

Diluted Earnings Per Share               $ 2.16     $ 1.74     $ 1.42
                                       =========  =========  =========



The accompanying notes are an integral part of the condensed consolidated financial statements.

Weighted average shares:
     Primary                           5,969,847  5,834,860  5,799,596
                                       =========  =========  =========

     Fully diluted                     6,819,891  6,269,541  7,256,605
                                       =========  =========  =========

                                INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the years ended September 30
                                          (All dollars in thousands)


                                                                      1998            1997            1996
                                                                  --------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------
Net income                                                      $        14,739 $        10,900 $        9,355
                                                                  --------------  --------------  -------------
Adjustments to reconcile net income to cash provided (used)
  by operating activities:
Depreciation and amortization                                             5,032           6,503          5,006
Deferred income tax benefit                                              (4,611)         (4,785)        (3,635)
Provision for real estate charges                                            --              --            850
Other                                                                       (71)          1,388          1,008
                                                                  --------------  --------------  -------------
                                                                            350           3,106          3,229
                                                                  --------------  --------------  -------------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                  85,494          (9,500)        37,115
Loans under matched securities resale and repurchase agreements, net       (259)             42           (721)
Net payables to clients                                                 (87,896)         (7,317)       (34,715)
Net receivables from brokers, dealers and clearing agencies                 632          11,026        (12,602)
Other receivables                                                         1,630          (3,655)           488
Trading securities owned, net                                           (55,143)        (17,778)        56,432
Other assets                                                             (5,278)         (5,818)        (4,040)
Accrued compensation and benefits                                         8,059           9,030          6,959
Other liabilities and accrued expenses                                    4,219           9,981          1,250
                                                                  --------------  --------------  -------------
                                                                        (48,542)        (13,989)        50,166
                                                                  --------------  --------------  -------------
       Cash provided (used) by operating activities                     (33,453)             17         62,750
                                                                  --------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                            (4,475)          6,769          4,689
   Borrowings under financing repurchase and resale agreements, net      56,874         (11,353)       (47,437)
   Senior secured note                                                       --          16,000             --
   Retirement of subordinated debentures                                     --         (15,980)            --
   Notes payable                                                         (1,975)           (938)        (1,564)
Stock options exercised                                                     369             403            126
Sale of minority interest in consolidated subsidiary                         28               8             --
Purchase of stock for treasury                                           (1,625)         (4,729)        (3,565)
Dividends paid                                                           (1,231)           (975)          (728)
                                                                  --------------  --------------  -------------

       Cash provided (used) by financing activities                      47,965         (10,795)       (48,479)
                                                                  --------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------------
Capital expenditures                                                     (4,890)         (1,822)        (3,523)
                                                                  --------------  --------------  -------------
       Cash used by investing activities                                 (4,890)         (1,822)        (3,523)
                                                                  --------------  --------------  -------------

Net increase (decrease) in cash and cash equivalents                      9,622         (12,600)        10,748
Cash and cash equivalents at beginning of year                           24,685          37,285         26,537
                                                                  --------------  --------------  -------------
Cash and cash equivalents at end of year                        $        34,307 $        24,685 $       37,285
                                                                  ==============  ==============  =============
Cash paid during the year for:
   Interest                                                     $        21,377 $        19,907 $       21,595
   Income taxes                                                 $        18,204 $         8,931 $        9,119
Non-cash financing activity:
   Borrowings under secured demand note                         $        15,000 $           --  $           --


The accompanying notes are an integral part of the condensed consolidated financial statements.

INTERSTATE /JOHNSON LANE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
(All dollars in thousands except per share amounts)

                                                                                                                           Total
                                                 Common Stock         Additional     Retained     Treasury Stock       Shareholders'
                                                ------------------                               --------------------
                                              Shares        Amount   Paid-in-Capital Earnings       Shares     Amount      Equity
                                          -------------   ---------  --------------- --------    ----------    ------   ------------

September 30, 1995                           6,883,105       1,377      $ 31,510    $ 45,043      936,783   $ (8,559)      $ 69,371
   Forfeiture of restricted shares, net                                       40                    4,750        (40)
   Purchase of treasury shares                                                                    319,600     (3,565)        (3,565)
   Issuance of restricted shares                                            (434)                (224,522)     2,051          1,617
   Amortization of restricted shares                                         377                                                377
   Stock options exercised                                                  (336)                 (50,081)       462            126
   Capital contribution                                                       74                                                 74
   Net income                                                                          9,355                                  9,355
   Dividends paid ($0.12 per share)                                                     (728)                                  (728)
                                          -------------   ---------   -----------  ----------  -----------  ---------    -----------
September 30, 1996                           6,883,105       1,377        31,231      53,670      986,530     (9,651)        76,627
   Forfeiture of restricted shares, net                                      189                   13,691       (123)            66
   Purchase of treasury shares                                                                    240,934     (4,729)        (4,729)
   Issuance of restricted shares                                            (284)                (127,421)     1,225            941
   Amortization of restricted shares                                         562                                                562
   Stock options exercised                                                  (111)                 (47,600)       514            403
   Conversion of debentures                    282,742          56         4,962                                              5,018
   Net income                                                                         10,900                                 10,900
   Dividends paid ($0.16 per share)                                                     (975)                                  (975)
                                          -------------   ---------   -----------  ----------  -----------  ---------    -----------
September 30, 1997                           7,165,847       1,433        36,549      63,595    1,066,134    (12,764)        88,813
   Forfeiture of restricted shares, net                                      160                    9,143        (90)            70
   Purchase of treasury shares                                                                     62,234     (1,733)        (1,733)
   Issuance of restricted shares                                             412                 (107,371)     1,301          1,713
   Amortization of restricted shares                                         611                                                611
   Stock options exercised                                                  (108)                 (38,000)       486            378
   Dispositon of subsidiary                                                  (74)        274                                    200
   Net income                                                                         14,739                                 14,739
   Dividends paid ($0.20 per share)                                                   (1,231)                                (1,231)
                                          -------------   ---------   -----------  ----------  -----------  ---------    -----------
September 30, 1998                           7,165,847     $ 1,433      $ 37,550    $ 77,377      992,140   $(12,800)     $ 103,560
                                          =============   =========   ===========  ==========  ===========  =========    ===========

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, continued

                          NOTES TO FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

      Interstate/Johnson Lane, Inc. (the "Company") is a Charlotte, North Carolina-based holding company which, through its principal subsidiary, Interstate/Johnson Lane Corporation ("IJL"), and other subsidiaries, engages in securities and futures brokerage for individual and institutional investors, market-making and underwriting of municipal and corporate securities, investment management, investment banking and other financial advisory services, and the sale of mutual funds, annuities and other financial products. All intercompany balances and transactions have been eliminated.

      Commissions income and sales credits on customers' securities transactions are recorded by IJL and CapTrust Financial Advisors, LLC ("CapTrust") on a trade date basis as securities transactions occur. IJL records proprietary transactions on a settlement date basis, which does not differ materially from a trade date basis. Asset management and advisory fees, collected quarterly, are deferred and recognized over the three month period on a straight-line basis. Securities and futures positions in trading accounts are valued at market quotations. Securities not readily marketable are carried at fair realizable value as determined by management. The resulting unrealized gains and losses are reflected in income.

      IJL continues to report assets it has pledged as collateral in secured borrowings and other arrangements when the secured party cannot sell or repledge the assets or IJL can substitute collateral or otherwise redeem it on short notice. IJL generally does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice.

      Cash and cash equivalents include cash invested in short-term instruments with original maturities of three months or less and are not held for sale in the ordinary course of business.

      Goodwill is recorded at cost less accumulated amortization of $5.6 million at September 30, 1998, and $5.0 million at September 30, 1997. This amount represents the excess of cost over fair value of net assets acquired, which is being amortized over 30 years on the straight-line method.

      Buildings and improvements, and office facilities and equipment are stated at cost, less accumulated depreciation and amortization of $100,000 and $24.0 million, respectively, at September 30, 1998, and $4.5 million and $21.0 million, respectively, at September 30, 1997. Depreciation and amortization are provided by using the straight-line method over an asset's estimated useful economic life. Buildings are depreciated over 39 years and office facilities and equipment are depreciated between 2-10 years.

      During fiscal year 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"). The EPS information reported in this Annual Report on Form 10-K reflects the implementation of SFAS No. 128. Prior periods have been restated to include the provisions of the statement.

      Basic EPS is computed as net income applicable to common shares divided by weighted common shares outstanding. Diluted EPS represents net income plus income effect of dilutive securities divided by weighted common shares outstanding plus potential dilutive common shares from securities such as options and convertible securities.

      Treasury shares are purchased from time to time by the Company to fund various stock-based compensation plans.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for the Company's 1999 fiscal year end. This statement establishes standards for the way that public entities report information about operating segments in annual and interim financial statements. Adoption of this statement is not expected to have a material impact on the financial condition of the Company.

      In February 1998, FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for the Company's 1999 fiscal year. This statement amends FASB statements No. 87, 88, and 106 and standardizes the disclosure requirements for pensions and other postretirement benefits. Adoption of this statement is not expected to have a material impact on the financial condition of the Company.

      In June 1998, FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for the Company's 2000 fiscal year. This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings, or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of this statement will not have a material effect on the Company's results of operations or its financial position.

      Certain 1997 and 1996 amounts have been reclassified for comparative purposes in 1998.

2. CASH AND SECURITIES SEGREGATED FOR REGULATORY PURPOSES

      Segregated for the exclusive benefit of clients at September 30, 1998, under the provisions of Rule 15c3-3 of the SEC were cash and U.S. government securities collateralizing approximately $4.5 million of securities resale agreements. Also segregated under the Commodities Exchange Act was cash of $7,000.

3. TRADING SECURITIES OWNED/SECURITIES SOLD BUT NOT YET PURCHASED

      Securities owned and securities sold but not yet purchased consist of long and short positions, respectively, in trading accounts.

                                                                 Trading
(ALL DOLLARS IN THOUSANDS)              Trading            Securities Sold But
                                    Securities Owned        Not Yet Purchased
                                    ----------------        -----------------
                                   1998         1997        1998       1997
                                   ----         ----       -----       ----
  U.S. government/agency
  securities                  $    6,552      $ 3,785     $38,320   $ 65,353
  Mortgage-backed securities      49,550       20,240          --         --
  Corporate debt                  19,513       18,645         797        293
  Corporate stocks                 4,256        3,222       1,738       1638

  State and municipal debt        28,849       33,228         932         46
                               ---------     --------     -------   --------
                               $ 108,720      $79,120     $41,787   $ 67,330
                               =========     ========     =======   ========

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

4. SHORT-TERM BORROWINGS

      Bank loans are obtained from time to time to finance trading securities owned by IJL (of which a substantial portion is pledged as collateral) and are payable on demand. At September 30, 1998, IJL had $125 million of unused call loan facilities. Interest rates on all such loans generally fluctuate with the lending institutions' market rates; the weighted average interest rate for 1998 was 6.07% and for 1997 was 5.96%.

5. NOTES PAYABLE

      Notes payable to various entities at September 30, 1998 and 1997, consisted of the following:


   (All dollars in thousands)                                  1998                     1997
   --------------------------                                  ----                     ----

   Note, bearing interest at 8.75%, with                      $3,295               $        --
      monthly payments of $38,778
      and a final payment due on
      October 1, 2009

   Note, bearing interest at prime plus 2%,
      with minimum monthly payments of
      $75,000 and a balloon payment due on
      January 31, 1998                                            --                       4,735

   Note, bearing interest at 30-Day adjusted
      LIBOR with monthly payments of
      $33,000 and a balloon payment
      due on February 1, 1998                                     --                         535
                                                              ----------------------------------
                                                              $3,295                      $5,270
                                                              ==================================

      The net book value of the building and improvements collateralizing $3.3 million of the note was $3.6 million at September 30, 1998. The fixed-rate note provides for monthly payments of principal beginning November 1997, as follows:


      Year ending September 30                                     (All dollars in thousands)
      ------------------------                                     --------------------------

      1999.....................................................................................$   184
      2000.....................................................................................$   201
      2001.....................................................................................$   219
      2002.....................................................................................$   239
      2003.....................................................................................$   261
      Thereafter ..............................................................................$ 2,191

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

6. LONG-TERM DEBT

      The Company's long-term borrowings are as follows:

   (ALL DOLLARS IN THOUSANDS)                        1998             1997
                                                  ----------------------------
   8.95% Senior Secured Note, Due April 15, 2007   $16,000           $16,000

   3.5% Secured Demand Note, Due April 2, 2001      15,000              -
                                                  ----------------------------
                                                   $31,000           $16,000
                                                  ============================

      The senior secured note is collateralized by the capital stock of certain subsidiaries of the Company and by a subordinated loan between the Company and IJL. The terms of the senior secured note contain various covenants, the most significant of which require the maintenance of minimum levels of shareholders' equity and net capital and maximum levels of indebtedness as defined in the note purchase agreement. At September 30, 1998, the Company was in compliance with all such restrictive debt covenants. The fixed-rate note provides for semi-annual interest payments beginning October 15, 1997; principal is repayable over seven years in equal annual installments beginning on April 15, 2001.

      During March 1998, IJL entered into a $15.0 million secured demand note with a related party. The 3.5% fixed rate note provides for quarterly interest payments and matures April 2, 2001. The corresponding secured demand note receivable from the related party is collateralized by marketable equity securities, which as of September 30, 1998 had a market value of $24.4 million, and $2 million in cash. The subordinated borrowings are available in computing net capital under the SEC's Uniform Net Capital Rule. To the extent that such borrowings are required for IJL's continued compliance with minimum net capital requirements, they may not be repaid.

      Approximate maturities of notes in each of the next five years are as follows:

            Year ending September 30                        (All dollars in thousands)
            -------------------------------------------------------------------------------------------
            1999..............................................................................$    --
            2000..............................................................................$    --
            2001..............................................................................$ 17,286
            2002..............................................................................$  2,286
            2003..............................................................................$  2,286
            Thereafter........................................................................$  9,142

7. COMMITMENTS AND CONTINGENCIES

      Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

         Year Ending September 30                              (All dollars in  millions)
         -------------------------------------------------------------------------------------------------
         1999     .............................................................................     $ 12.5
         2000     .............................................................................        7.1
         2001   ...............................................................................        5.1
         2002   ...............................................................................        4.8
         2003   ...............................................................................        4.1
         Thereafter............................................................................       24.3
                                                                                                   -------
                                                                                                    $ 57.9
                                                                                                   =======

      Lease expense was $8.2 million in 1998, $7.7 million in 1997, and $7.8 million in 1996.

      In lieu of margin deposits with certain clearing agencies, IJL had $3.1 million outstanding at September 30, 1998 on a $20 million irrevocable letter of credit issued by a commercial bank.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


7. COMMITMENTS AND CONTINGENCIES, CONTINUED

      In the normal course of business, IJL enters into underwriting commitments. Transactions relating to such underwriting commitments that were open at September 30, 1998 and were subsequently settled had no material effect on the financial statements as of that date.

      The Company and subsidiaries are involved in certain litigation arising in the ordinary course of business. While some actions seek substantial damages, management believes, based upon discussion with counsel, that the outcome of this litigation will not have a material effect on the Company's consolidated financial position. The materiality of these legal matters to the Company's future consolidated operating results depends upon the level of future consolidated results of operations as well as the timing and ultimate resolution of such legal matters.

8. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

      IJL's business activities involve the execution, settlement and financing of securities transactions generating accounts receivable, and thus may expose IJL to credit risk in the event a client or other counterparty is unable to fulfill its contractual obligations. It is IJL's policy to review, as necessary, the credit standing of each counterparty. IJL controls the risk associated with collateralized loans by revaluing collateral at current prices, monitoring compliance with applicable credit limits and industry regulations, and requiring the posting of additional collateral when appropriate.

      Obligations arising from financial instruments sold short in connection with its normal trading activities expose IJL to risk in the event market prices increase, since it may be obligated to repurchase those positions at a greater price. IJL's short selling primarily involves debt securities, which are typically less volatile, than equities or options, in periods of stable interest rates.

      Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms, and from changes in values of the underlying instruments. At September 30, 1998, IJL's commitments included forward purchase and sale contracts, involving mortgage-backed securities with long market values of approximately $94.1 million and short market values of approximately $85.0 million, and futures sales contracts with long values of $2.6 million and short values of $21.8 million used primarily to hedge municipal bond trading inventories. While IJL may from time to time participate in the trading of some derivative securities for its clients, this activity is not a significant portion of IJL's business.

      IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from clients or dealers with an agreement to resell them to the same clients or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral, and issues margin calls as necessary according to the credit-worthiness of the borrower. Approximately 89% of all loans under securities resale agreements at September 30, 1998, were made to four counterparties.

      IJL incurs risk in underwriting public securities offerings to the extent that prospective buyers fail to purchase the securities. IJL attempts to mitigate this risk through due diligence carried out prior to undertaking the contractual obligation.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


9. STOCK BASED COMPENSATION

      The Company has two stock option plans under which 370,000 shares with tandem stock appreciation rights were reserved at September 30, 1998 and 1997. The Company has a stock award under which 2,800,000 shares were reserved at September 30, 1998 and 1997 for issuance of restricted stock, contingent stock awards and stock options. In addition, the Company has a Long-Term Incentive Plan ("LTIP") under which 650,000 shares were reserved at September 30, 1998 and 350,000 shares at September 30, 1997. The Company's stock based compensation plans are described as follows:

   Stock Options

      Under the Company's stock option plans, options may be granted to certain employees and directors at or above the market value of the shares at the date of grant. Prior to 1997, options granted generally became exercisable at the rate of one-third each year as of one year after the date of grant, expiring 10 years thereafter. In 1997, the majority of the options granted were 100% exercisable upon issuance and expire 10 years thereafter; the remaining options were 100% exercisable upon meeting certain contingencies, and expire 7 years thereafter. All contingencies were met as of September 30, 1997. In 1998, 40,000 of the options granted were 100% exercisable upon issuance and expire 10 years thereafter; the remaining options were 100% exercisable upon meeting certain contingencies, and expire 10 years thereafter. None of the contingencies had been met at September 30, 1998.


      Information with respect to the stock option plans follows:

                                              1998                            1997                              1996
                                              ----                            ----                              ----

                                                    Wgt. Avg.                           Wgt. Avg.                     Wgt Avg.
                                   Number           Exercise         Number             Exercise     Number           Exercise
                                   of shares        Price            of shares          Price        of shares        Price
                                   ---------        -----            ---------          -----        ---------        -----
Beginning of Period                359,500        $       12.47      94,100        $        6.97     186,433        $    6.92
Granted                             50,000                23.43     310,000                13.50        --                --
Exercised                          (38,000)                9.95     (47,600)                8.12     (59,833)            3.68
(Forfeited)/Reinstated-net            --                    --        3,000                 9.15       5,000             6.00
Expired                               --                                                     --         --                --
                                   ------------------------------------------------------------------------------------------
                                                                                                     (37,500)           12.75
                                   ------------------------------------------------------------------------------------------
End of period                      371,500        $       14.20     359,500        $       12.47      94,100        $    6.97
                                   ==========================================================================================
Exercisable at
  end of period                    361,500        $       13.99     359,500        $       12.47      94,100        $    6.97
                                   ==========================================================================================

   The following table sets forth information about options outstanding at September 30, 1998:

                                                       Options Outstanding                Options Exercisable
                                                        Wgt. Avg.           Wgt. Avg.                    Wgt. Avg.
                                         Number of      Remaining           Exercise     Number of       Exercise
Range of Exercise Prices                   Shares       Cont. Life          Price        Shares          Price
------------------------                   ------       ----------          -----        ------          -----
$ 6.00 - $13.50                           336,500           6.73        $       12.80     336,500        $   12.80
$21.75 - $30.06                            35,000           9.06                27.69      25,000            30.06
                                          -------           ----        -------------     -------        ---------
$ 6.00 - $30.06                           371,500           6.95        $       14.20     361,500        $   13.99
                                          =======           ====        =============     =======        =========

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


9. STOCK BASED COMPENSATION, CONTINUED

      As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), the Company has chosen to apply Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for the Company's plans been determined consistent with the fair market value provisions of FAS 123, the Company's net income would have been reduced to the pro forma amounts below:

                                                                           1998                1997            1996
----------------------------------------------------------------------------------------------------------------------
Net Income (dollars in 000's)                      As reported         $   14,739         $   10,900         $   9,355
                                                   Pro forma               14,441             10,039             9,355

Basic Earnings Per Share                           As reported         $     2.47      $        1.87      $       1.61
                                                   Pro forma           $     2.42      $        1.72      $       1.61

Diluted Earnings Per Share                         As reported         $     2.16      $        1.74      $       1.42
                                                   Pro forma           $     2.12      $        1.60      $       1.42


      The aggregate weighted average fair value of all options granted during 1998 and 1997 were $460,249 and $1,345,723, respectively, determined as of the grant date. The fair values of options granted were calculated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998: risk-free interest rate of 5.88%; expected volatility of 36%; dividend yield of 1.3%, and expected lives of 6 years. The following weighted-average assumptions were used for grants in 1997: risk-free interest rate of 6.61%; expected volatility of 27%; dividend yield of 1.9% (10 year options) and 1.7% (7 year options); and expected lives of 6.1 years (10 year options) and 4.6 years (7 year options).

   Stock Award Program

      From time to time the Company may award shares of restricted stock to certain key employees and to non-employee directors of the Company in lieu of an annual retainer. The value of these awards is measured as the market value of the Company's stock on the date of the grant and is amortized over the restriction period as specified in the award. Approximately 2,500 shares were issued under this program in 1998 with an approximate grant date market value of $75,000. Approximately 25,000 shares were issued with an approximate market value of $341,000 and approximately 21,000 shares were issued with an approximate market value of $202,000 in 1997 and 1996, respectively.

   Performance-Based Stock Award Plan

      In 1996, the Company's Board of Directors approved an equity-based Long-Term Incentive Plan ("LTIP") for senior management. The purpose of the plan was to recognize their contribution to the Company's growth and financial performance over the three year period ended September 30, 1998 and to further align the interests of the Company's senior management and its stockholders by allowing them to earn increased stock ownership. The LTIP provided for awards of up to 650,000 shares of the Company stock in October 1998, the amount of which depended on the level of aggregate earnings per share (as defined in the plan) attained during the three-year measurement period. As of September 30, 1998, the Company had achieved the earnings per share goals necessary to trigger the award of all shares reserved for issuance under the plan. As of September 30, 1998, these shares had a value of $18.8 million based on a stock price of $29 per share.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


9.    STOCK BASED COMPENSATION, CONTINUED

      Under the terms of LTIP, a portion of each award was granted in unrestricted shares and the remainder in restricted shares which vest on September 30, 2001 subject to the recipients' continued employment to that date, or his death, disability, or retirement.

      Compensation expense is recognized according to the total anticipated value of the award as of September 30, 1998, and the respective service periods during which the unrestricted and restricted share portions of the award are considered to be earned. Compensation expense under the LTIP totaled $5.4 million in 1998, $2.7 million in 1997, and $1.2 million in 1996.

      As discussed in footnote 14, "Subsequent Events", the merger with Wachovia Corporation is anticipated to occur during the fiscal year 1999 pending shareholder and regulatory approval. In accordance with LTIP, approval of the merger by the Company's shareholders will result in immediate vesting of any restricted shares and will accelerate the recognition of all remaining unrecognized expense.

   Employee Discount Stock Purchase Program

      IJL maintains an annual employee stock purchase program pursuant to which selected employees may, under a deferred compensation plan, purchase shares of the Company's stock through payroll deductions at a price equal to 80% to 85% of the fair market value of the stock as calculated under the plan. In 1998, approximately 57,000 shares were issued under this plan pursuant to the 1997 program. In 1997, approximately 98,000 shares were issued under this plan pursuant to the 1996 program. Approximately 46,000 shares will be issued in 1999 pursuant to the 1998 program. Compensation expense recognized for 1998, 1997, and 1996 was $555,000, $318,000, and $116,000, respectively.
   Shares purchased under annual programs are restricted for periods from two to four years from the date of issue.

   Key Employee Stock Purchase Program

      In 1996, the Company's Board of Directors adopted a program enabling certain key producers to enter into agreements with the Company whereby they would subscribe for and agree to purchase a specified number of shares of common stock over a five-year period commencing January 1, 1997 and ending December 31, 2001. Shares were offered at a price specified in the Plan which may or may not be less than their fair market value on the various award dates during the period of the program. Payment for the shares by the employee is effected through a combination of a lump-sum balloon payment at the end of the period and periodic payroll deductions, which may be used to purchase unrestricted shares on an after-tax basis or restricted shares on a pre-tax basis.

      A total of 422,500 and 476,000 shares have been reserved for future issuance at 1998 and 1997, respectively, and compensation expense of $220,000 and $171,000 was recognized in 1998 and 1997, respectively, in connection with this program. Compensation expense is based on the difference between the purchase price of the shares and the fair market values on the award dates and is amortized over the purchase period.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


9. STOCK BASED COMPENSATION, CONTINUED

   Deferred Compensation Plan

      IJL maintains a non-qualified deferred compensation plan for certain of its Financial Consultants in the Private Client Group. Eligible participants direct the investment of their deferred compensation amounts into various investment vehicles including the common stock of the Company. Participants vest in the deferred compensation accounts after four years and forfeit their account balance if they terminate their employment during the vesting period. The value of the deferred compensation is recognized over the five-year period of employee service. Compensation expense related to these plans totaled $3.4 million in 1998, $2.7 million in 1997, and $2.0 million in 1996.

10.   QUALIFIED EMPLOYEE BENEFIT PLANS

      IJL sponsors a Profit-Sharing and Capital Accumulation Plan (the "CAP") and an Employee Stock Ownership Plan (the "ESOP"), both of which are qualified under the Employee Retirement Income Security Act. Under the CAP, eligible employees may defer a portion of their first $100,000 of annual compensation, pursuant to Sections 401(a) and 401(k) of the Internal Revenue Code. IJL may match employee deferrals up to the first 3% of eligible compensation. Provisions of the ESOP call for the Board of Directors to establish the amounts to be contributed each year. All employees with one calendar quarter of service are eligible to participate in both plans. Contributions to the plans are made so as not to exceed the maximum amounts allowable as deductions under the Internal Revenue Code and totaled approximately $1.9 million in 1998, $1.7 million in 1997 and $1.7 million in 1996.

11.   INCOME TAXES

      Income tax expense (benefit) recorded for financial reporting purposes is comprised of the following items:

   (All dollars in thousands)         1998              1997              1996
                                    --------------------------------------------
   Current:
      Federal                        $10,739            $8,939           $8,260
      State                            2,330             1,978            1,613
                                    --------------------------------------------
                                      13,069            10,917            9,873
   Deferred:
      Federal                         (3,903)           (3,999)          (3,270)
      State                             (708)             (786)            (365)
                                    --------------------------------------------
                                      (4,611)           (4,785)          (3,635)
                                    --------------------------------------------
   Total Tax Expense                   $8,458           $6,132           $6,238
                                    ============================================

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


11.   INCOME TAXES, CONTINUED

      Deferred tax expense (benefit) results from different timing in the recognition of certain revenue and expense items for income tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:


      (All dollars in thousands)              1998          1997          1996
                                            ------------------------------------
Compensation and benefits                   $(3,956)      $(2,516)      $(1,201)
Real estate, bad debt and
    other expenses                             (620)         (760)          (12)
Partnership tax losses                            8             9          (745)
Other                                           (43)       (1,518)       (1,677)
                                            ------------------------------------
Deferred Tax Benefit                        $(4,611)      $(4,785)      $(3,635)
                                            ====================================


      The principal differences between the federal statutory rate and the effective income tax rate are as follows:

                                                1998         1997          1996
                                             -----------------------------------
Federal statutory rate                         35.0%         35.0%         35.0%
State taxes, less federal benefit               4.6           4.5           5.2
Tax-exempt interest, net                       (2.0)         (3.9)         (3.4)
Goodwill amortization                           0.9           1.2           1.3
Other                                          (2.0)         (0.8)          1.9
                                             -----------------------------------
Effective Tax Rate                             36.5%         36.0%         40.0%
                                             ===================================



      Cumulative deferred taxes not yet realized are included in the consolidated statement of financial condition on a net basis as deferred tax assets. At September 30, 1998 and 1997, these were comprised of the following:

      (All dollars in thousands)                   1998                   1997
                                           -------------------------------------
      Deferred Tax Assets:
          Compensation and benefits              $10,662                 $6,761
          Real estate, bad debts and
              other expenses                       3,920                  3,204
                                            ------------------------------------

                                                  14,582                  9,965

      Deferred Tax Liabilities:
          Partnership tax losses                     185                    179
                                            ------------------------------------
                                                     185                    179
                                            ------------------------------------
      Net Deferred Tax Assets                   $ 14,397                 $9,786
                                            ====================================


                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


12.   NET CAPITAL REQUIREMENTS

      As a registered broker-dealer and member of the NYSE, IJL is subject to the SEC's Uniform Net Capital rule. IJL has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any transactions when its "net capital" is less than 2% of its "aggregate debit balances" arising from client transactions, as these terms are defined in the rule. The NYSE may also impose business restrictions on a member firm if its net capital falls below 5% of its aggregate debit balances. IJL is also subject to the CFTC minimum net capital requirement. At September 30, 1998, IJL's net capital was $56.6 million, or 15.5% of its aggregate debit balances, and approximately $49.3 million in excess of its minimum regulatory requirements.

      As a registered broker-dealer and member of the NASD, CapTrust is also subject to the SEC's Uniform Net Capital Rule. Under the rule, CapTrust is prohibited from engaging in any transactions when its "net capital" is less than $250,000 or 1/15th of its "aggregate indebtedness", whichever is greater, as these terms are defined in the rule. As of September 30, 1998, CapTrust's net capital was $546,000 and approximately $296,000 in excess of its minimum regulatory requirements.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


13.   EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                            1998                    1997                     1996
                                                            ----                    ----                     ----
NUMERATOR:

Net income - numerator for
  basic earnings per share -
  income available to common
  stockholders                                           $14,739,011             $10,900,323             $ 9,354,624

Effect of dilutive securities:
      Convertible debentures                                    --                      --                   966,283
                                                         -----------             -----------             -----------

Numerator for diluted earnings
  per share - income available to
  common stockholders after
  assumed conversions                                     14,739,011              10,900,323              10,320,907

DENOMINATOR:

Denominator for basic earnings
  per share - weighted-average
  shares                                                   5,969,847               5,834,860               5,799,596

Effect of dilutive securities:
      Employee stock options                                 302,285                 175,699                  28,614
      Restricted common stock                                172,759                 233,982                 245,353
      Performance stock award                                375,000                  25,000                    --
      Convertible debentures                                    --                      --                 1,183,042
                                                                                 -----------             -----------

Dilutive potential common shares                             850,044                 434,681               1,457,009

Denominator for diluted earnings
  per share - adjusted weighted-
  average shares and assumed
  conversions                                              6,819,891               6,269,541               7,256,605
                                                         ===========             ===========             ===========
Basic earnings per share                                 $      2.47             $      1.87             $      1.61
                                                         ===========             ===========             ===========

Diluted earnings per share                               $      2.16             $      1.74             $      1.42
                                                         ===========             ===========             ===========

   For additional disclosures regarding the employee stock options, the restricted common stock, and the performance stock award, see Note 9.

      Options to purchase 37,500 shares of common stock at $12.75 per share were outstanding during 1996 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


13.   EARNINGS PER SHARE, CONTINUED

      During the first fiscal quarter of 1999, 650,000 shares of common stock were awarded in accordance with the provisions of the LTIP (see note 9). The effect of this transaction will increase the denominator for basic earnings per share.

14.   SUBSEQUENT EVENT

      On October 27, 1998, the Company entered into an agreement and plan of merger with Wachovia Corporation ("Wachovia") pursuant to which the Company will be merged with Wachovia. The agreement was approved by the boards of the Company and Wachovia. The transaction, which is subject to approval by the Board of Governors of the Federal Reserve System, the shareholders of the Company, as well as various other regulatory authorities, is expected to close in fiscal 1999.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Board of Directors oversees the management of the Company. It also reviews the Company's long-term strategic plans and exercises direct decision-making authority in key areas, such as declaring dividends.

      Personal information and the classification of each of the Directors is given below. The Directors are divided into three classes, with each class of directors serving a three-year term. The term of office for the Class I directors expires in 2001; Class II directors in 1999; and Class III directors in 2000.

CLASS II DIRECTORS

Dudley G. Pearson
      Mr. Pearson, age 55, was elected a director of the Company in January, 1991. Mr. Pearson is Senior Vice President and Regional Manager, having joined IJL in January, 1987. Mr. Pearson served as Branch Manager of the Atlanta Monarch office from October, 1988, through April, 1995.

Edward C. Ruff
      Mr. Ruff, age 59, was elected a director of the Company in 1988 and served as its Chief Financial Officer from 1985 to 1997. He is currently serving as Executive Vice President and Chief Operating Officer of the Company. He has been a director, Senior Vice President and Chief Financial Officer of IJL Corporation since he joined the firm in 1976. In April, 1996 he was elected Senior Managing Director/Chief Financial Officer. He continued in that capacity until October, 1997, when he was elected as Executive Managing Director/Chief Operating Officer. Mr. Ruff is also a director of ISC Realty Corporation, which is the managing general partner of Marketplace Income Properties, Atlantic Income Properties Limited Partnership, Interstate Land Investors I Limited Partnership and Interstate Land Investors II Limited Partnership, all publicly held real estate investment partnerships.

Grady G. Thomas, Jr.
      Mr. Thomas, age 55, was elected a director of the Company in November, 1988. He joined IJL Corporation in 1977, and was elected Senior Vice President in 1978. He served as a director from 1987 to 1991. Mr. Thomas directs the activities of The Interstate Group, a division of IJL which provides institutional trading and independent research products and services to money managers and plan sponsors.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


CLASS I DIRECTORS

Peter R. Kellogg
      Mr. Kellogg, age 56, was elected a director of the Company in October, 1989. Mr. Kellogg is Senior Managing Director and Chief Executive Officer of the investment firm of Spear, Leeds & Kellogg ("SLK"), having joined them in 1967. Mr. Kellogg is also the Chairman of IAT Reinsurance Syndicate Ltd. The Troster Singer Division of SLK provides execution services to the Company on certain transactions in over-the-counter securities. Mr. Kellogg is also a director of The Ziegler Companies, Inc., an investment firm.

B. Franklin Skinner
      Mr. Skinner, age 67, was elected a director of the Company in April, 1997. Mr. Skinner was Chairman and CEO of BellSouth Telecommunications, Inc. before retiring in 1992. He currently serves as a director of Shoney's Inc., and on the board of trustees of Davidson College and the Columbia Presbyterian Theological Seminary. He previously has served as a director of NationsBank Corporation and the Barclays American Corporation.

Minor Mickel Shaw
      Ms. Shaw, age 51, was elected a director of the Company in October, 1997. For more than five years, she has served as President of Micco Corporation and Mickel Investment Group, both privately-held companies. She also currently serves on the board of trustees of Wofford College and The Daniel/Mickel Foundation of South Carolina.

CLASS III DIRECTORS

John B. Ellis
      Mr. Ellis, age 74, was elected a director of the Company in April, 1992. He retired in 1986 as Senior Vice President-Finance and Treasurer from Genuine Parts Company, a national distributor of automotive replacement parts, and is presently director emeritus of that firm. Mr. Ellis is also a director of Hughes Supply Inc., Integrity Music, Inc., Intermet Corp. and UAP, Inc.

J. Alex McMillan, III
      Mr. McMillan, age 66, was elected a director of the Company in July, 1996. Mr. McMillan retired from the U.S. House of Representatives in 1994 after a decade of public service. He is currently President of the McMillan Group, a merchant banking and public affairs consulting firm specializing in health care, energy, telecommunications, environment and financial services. Mr. McMillan is also a director of Alydaar Software Corporation.

James H. Morgan
      Mr. Morgan, age 51, was elected President and Chief Operating Officer of both the Company and IJL Corporation in September, 1990, and as a director of both in October, 1990. He served as Chief Operating Officer from September, 1990, until October, 1994, when he was elected President and Chief Executive Officer. In October, 1997, he was elected as Chairman and Chief Executive Officer, effective January 21, 1998. From July, 1989, to September, 1990, Mr. Morgan was President of Morgan Investments, Inc., a privately owned and operated investment advisory business. Mr. Morgan served as Vice President of the Company from 1987 to 1989, and was a director and Senior Vice President of IJL in various research, equity marketing and investment policy roles from 1986 to 1989.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


      In addition to the individuals referred to in the above paragraph, the following individuals currently serve as executive officers of the Registrant.

Douglas R. Aldridge
      Mr. Aldridge, age 44, is a Senior Managing Director of IJL and the head of its Private Client Group. Mr. Aldridge joined IJL in 1988 and has served as a retail financial consultant, branch manager of the Atlanta Resurgens branch office, a regional manager and as Associate Director of the Private Client Group. In 1996, he was named Managing Director of the Private Client Group and was elected a Senior Managing Director in 1997.

Edwin A. Dalrymple, Jr.
      Mr. Dalrymple, Jr., age 48, is a Senior Managing Director of IJL and is the President of CapTrust. Mr. Dalrymple joined IJL in 1981, and previously served as branch manager of the Pinehurst and Charlotte branch offices and as Associate Director of the Private Client Group. He was elected a Senior Vice President in 1989 and a Director of IJL in 1991. He was elected a Senior Managing Director in 1996.

Harvey D. Harrelson
      Mr. Harrelson, age 49, has been with IJL since 1981, when he joined the firm as a bond trader, and currently serves as the head of the Fixed Income Capital Markets Group, which includes a staff of 84 professionals. He was elected a Senior Vice President and a Director of IJL in 1989. He was elected a Senior Managing Director in 1996.

Lewis F. Semones, Jr.
      Mr. Semones, Jr., age 40, joined IJL in 1985 as Controller. From May 1988 to November 1989 he was chief financial officer of another regional securities firm, after which he rejoined IJL as head of internal audit. He was elected a Senior Vice President of IJL in 1992 and a Director of IJL in 1994. In those capacities, he had executive responsibility for information technology, strategic planning, and several other administrative support functions. He was elected a Senior Managing Director in 1996. In 1997, he served as Chief Operating Officer of CapTrust. He was named Chief Financial Officer of the Company in October 1997.

      Executive officers of the Company serve at the pleasure of the Board of Directors.

SECTION 16(A) COMPLIANCE

      Section 16(A) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equities securities, If any, to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company.

      To the Company's knowledge, based solely on a review of information provided to it by its directors and executive officers and written representations that no other reports were required, all Section 16(A) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were within compliance.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth information concerning compensation of the Company's Chief Executive Officer and its four other most highly compensated executive officers during fiscal 1998 (the "Named Executive Officers").

                            SUMMARY COMPENSATION TABLE


                                                                      LONG-TERM
                                   ANNUAL COMPENSATION               COMPENSATION
                            -----------------------------------  ---------------------
                                                                   AWARDS    PAYOUTS
                                                                  ---------  ---------

                                                    OTHER        SECURITIE
                                                      ANNUAL     UNDERLYIN     LTIP      ALL OTHER
NAME AND                       SALARY     BONUS     COMPENSATION OPTIONS     PAYOUTS    COMPENSATION
PRINCIPAL POSITION    YEAR       ($)       ($)       ($) (1)   N   (#)       (#) (2)      ($) (3)
-------------------   ------   --------  ---------  -----------  ---------   ---------  ------------

James H. Morgan       1998     230,000   1,100,000     3,053       10,000    160,000       3,135
  CHAIRMAN,
PRESIDENT AND         1997     225,000    885,000      3,053     105,000       ---         3,135
  CHIEF EXECUTIVE
OFFICER OF THE        1996     225,000    675,000      ---         ---         ---         3,020
COMPANY

Edward C. Ruff        1998     170,000    730,000      ---         ---        75,000        ---
  CHIEF OPERATING
OFFICER OF THE        1997     160,000    525,000      ---        37,500       ---          ---
COMPANY               1996     160,000    400,000      ---         ---         ---          ---

Lewis F. Semones,
Jr.                   1998     150,000    700,000      3,851       ---        72,000       3,369
  CHIEF FINANCIAL
OFFICER OF THE        1997     135,000    475,000      3,851      30,000       ---         3,369
COMPANY               1996     125,000    300,000      3,851       ---         ---         3,020

Douglas R.
Aldridge (4)          1998     155,000    615,557     15,053      25,000      48,000       3,625
  SENIOR MANAGING
DIRECTOR OF           1997     150,000    503,557     15,053      25,000       ---         3,625
  IJL                 1996       ---        ---        ---          ---        ---          ---

Harvey D.
Harrelson             1998     145,000    605,000      2,184        ---       59,000       3,148
  SENIOR MANAGING
DIRECTOR OF           1997     135,000    365,000      9,547      30,000       ---         3,015
  IJL CORPORATION     1996     130,000    230,000       ---         ---        ---         3,020

----------------
(1) Amounts presented reflect the purchase price discount applied to shares of Common Stock purchased during the year under a deferred stock purchase program maintained by the Company.

(2) Amounts presented reflect the number of restricted and unrestricted shares awarded pursuant to the Company's Long-Term Incentive Plan ("LTIP"). The value of such awards as of September 30, 1998 were as follows: Mr. Morgan -- $4,640,000; Mr. Ruff -- $2,175,000; Mr. Semones -- $2,088,000; Mr. Aldridge --
$1,392,000; Mr. Harrelson -- $1,711,000. See "Long-Term Incentive Plan." Other restricted stock holdings of the Named Executive Officers and their value as of September 30, 1998 were as follows: Mr. Semones -- 298 shares / $8,642; Mr. Aldridge -- 1,116 shares / $33,814; and Mr. Harrelson -- 739 shares /
$21,431. Holders of restricted shares that are issued and outstanding receive dividends on such shares. Officers who have deferred the receipt of restricted shares awarded under the LTIP are credited with imputed dividends on such shares.

(3) Amounts presented reflect the allocation of contributions by the Company to its defined contribution plans on behalf of the Named Executive Officer.

(4) Mr. Aldridge was not a Named Executive Officer during 1996.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

LONG-TERM INCENTIVE PLAN

      In 1995, the Board of Directors established the Company's Long-Term Incentive Plan (the "LTIP") which provided for future awards among a group of senior executives of shares of the Company's Common Stock based upon the aggregate earnings per share (as defined in the LTIP) for the three fiscal years ending September 30, 1998. The purpose of the LTIP was to recognize the contribution of the Company's executive officers to the Company's substantial improvement in shareholders' equity and to better align the interests of these executives with those of the Company's shareholders by allowing them to earn increased amounts of share ownership. Under the LTIP, aggregate earnings per share (as defined) of $3.51 were required to award the minimum number of shares and aggregate earnings per share of $6.30 were required to award the maximum number of shares. During the measurement period, the Company achieved aggregate earnings per share (as defined) in excess of $6.30 per share. As a result, the Compensation and Plans Committee awarded 650,000 shares under the LTIP to 11 executive officers, including each of the Named Executive Officers, and determined that 60% of each award would consist of restricted shares and 40% would consist of unrestricted shares. The LTIP provided that, absent a change in control of the Company, the restricted shares would vest if the participant remained employed by the Company through September 30, 2001. Pursuant to a stock bonus deferral plan maintained by the Company (the "Deferral Plan"), the Named Executive Officers elected to defer for three years the receipt of all of the restricted shares, and from 50% to 100% of the unrestricted shares, awarded to them under the LTIP. Accordingly, except upon the occurrence of certain defined events in the Deferral Plan, including death, disability, termination of employment or hardship, the Named Executive Officers will not receive the deferred shares until September 30, 2001.

STOCK OPTIONS

      The following table sets forth certain information regarding options to purchase common stock granted to the Named Executive Officers during fiscal 1998:

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                    Percent of
                                      Total
                       Number        Options
                         of         Granted to
                       Securities   Employees
                       Underlying   in Fiscal                          Grant
                       Options        Year     Exercise/               Date
                        Granted               Base Price  Expiratio  Present
  Name                   (1)(#)       (%)      ($/Share)    Date     Value(2)
  ----                  ------        ---      ---------    ----     --------
  Douglas R. Aldridge   25,000         50        $30.06   10/21/07   $300,750

  James H. Morgan       10,000         20         13.50   10/21/07    $54,000

      (1)Options were granted pursuant to the Company's. Restated Stock Award Plan. Options are fully vested at the time of issuance. The options were granted at the fair market value of the shares subject to the option on the date of the grant.

      (2)Grant date fair values were calculated by multiplying the fair values of the options at the grant date (calculated using the Black-Scholes option pricing model) by the number of options granted. The following weighted-average assumptions were used in the pricing model: risk-free interest rate of 5.88%; expected volatility of 36%; dividend yield of 1.3%; and expected life of 6 years.

                          INTERSTATE/JOHNSON LANE, INC.
                           AND CONSOLIDATED SUBSIDIARIES


      The following table sets forth certain information regarding stock options exercised by the Named Executive Officers during fiscal 1998 and the value of unexercised options held by such officers on September 30, 1998.

      AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES



                                             Number of Securities
                                            Underlying Unexercised          *Value of Unexercised
                                                  Options at                 In-The-Money Options
                                                Fiscal Year-End                  at Year-End
                     Shares     Value    ----------------------------   ---------------------------
                    Acquired   Realized  Exercisable    Unexercisable   Exercisable   Unexercisable
Name                  (#)        ($)        (#)              (#)            ($)          ($)
---------------------------------------------------------------------------------------------------

Douglas R. Aldridge      0         0        50,000                0      $1,450,000            n/a
James H. Morgan          0         0       115,000                0       3,350,000            n/a
Edward C. Ruff           0         0        45,000                0       1,305,000            n/a
Lewis F. Semones, Jr.    0         0        30,000                0         870,000            n/a

*Based on the difference between the exercise price of the options and the closing price of the Common Stock on The New York Stock Exchange at September 30, 1998 ($29.00).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

      The following table sets forth, as of DECEMBER 10, 1998, the number and percentage of outstanding shares beneficially owned by each person known by the Company to own more than 5% of the Common Stock, by each director and Named Executive Officer of the Company, and by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder named has sole voting and dispositive power with respect to such stockholder's shares.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                         Number of Shares       Percent
             Name                        Beneficially Owned(1   of Class
             ----                        --------------------   --------

    Douglas R. Aldridge                          76,869    (2)    1.2%
    John B. Ellis                                 5,191           *
    Harvey D. Harrelson                          60,078    (3)    1.0
    Peter R. Kellogg                          1,052,499    (4)   16.2
    J. Alex McMillan, III                         1,240           *
    James H. Morgan                             243,817    (5)    3.7
    Reliance Trust Company, Trustee of
      Interstate/ Johnson Lane Corporation
      Employee Stock Ownership and PAYSOP Plan
      and Trust                                 375,479    (6)    5.8
    Dudley G. Pearson                            11,897    (7)    *
    Edward C. Ruff                              146,211    (8)    2.3
    Lewis F. Semones, Jr.                        52,440    (9)    *
    Minor Mickel Shaw                               999           *
    B. Franklin Skinner                           1,504           *
    Grady G. Thomas, Jr.                        176,995   (10)    2.7
    All directors and executive officers
      as a group (17 persons)                 2,005,792   (11)   30.1

                   *Less than 1%


(1) Does not include shares that might be deemed to be beneficially owned by a director or executive officer serving on a committee which may direct the investment of Common Stock in the Company's Profit Sharing and Capital Accumulation Plan and Trust ("PSP/CAP") or Employee Stock Ownership and PAYSOP Plan and Trust ("ESOP/ PAYSOP").

(2) Mr. Aldridge's shares include 1,600 shares owned by his wife, 1,988 shares of restricted stock, 50,000 shares issuable under currently exercisable stock options and 162 shares held in the ESOP/PAYSOP and PSP/CAP plans.

(3) Mr. Harrelson's shares include 1,881 shares of restricted stock, 33,000 shares issuable under currently exercisable stock options and 2,138 shares held in the ESOP/PAYSOP and PSP/CAP plans.

(4) Mr. Kellogg's shares include 100,000 shares held by his wife, 100,000 shares held by a trust, of which Mr. Kellogg is a trustee; and 499,500 shares held by IAT Reinsurance Syndicate, Ltd., a Bermuda corporation, of which he is the sole holder of the voting stock.

(5) Mr. Morgan's shares include 86 shares owned by his wife, 274 shares owned by his children, 222 shares held in the ESOP/PAYSOP and PSP/CAP plans and 45,000 shares issuable under currently exercisable stock options.

(6) This stockholder has dispositive power with respect to these shares, and voting power only as to shares not allocated to participants' accounts. The address of this holder is: One Atlantic Plaza, Suite 2840, 950 East Paces Ferry Road, Atlanta, GA 30326-1142.

(7) Mr. Pearson's shares include 162 shares held in the ESOP/PAYSOP and PSP/CAP plans.

(8) Mr. Ruff's shares include 6,320 shares held in the ESOP/PAYSOP and PSP/CAP plans.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

(9) Mr. Semones' shares include 607 shares of restricted stock and 217 shares held in the ESOP/PAYSOP and PSP/CAP plans.

(10) Mr. Thomas' shares include 31,674 shares restricted stock; 4,075 shares held in the ESOP/PAYSOP and PSP/CAP plans; and 10,000 shares issuable under currently exercisable stock options.

(11) Shares of all directors, nominees for director and executive officers as a group include 138,000 shares issuable under currently exercisable stock options; 8,253 shares of restricted stock; and 23,155 shares held in the ESOP/PAYSOP and PSP/CAP plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED TRANSACTIONS

      From time to time, directors and executive officers of the Company may borrow money from IJL through margin accounts. These loans are made in the normal course of IJL's business as a broker-dealer, are made on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risks of credit or present other unfavorable features.

      In March, 1998, IJL entered into a $15 million secured demand note with Mr. Kellogg. This arrangement provides $15 million regulatory capital to IJL Corporation by allowing it to borrow up to the amount of the Note at any time. Mr. Kellogg's obligation to loan these funds is collateralized by cash and a portfolio of securities valued in excess of the obligation. Mr. Kellogg is paid 3.5% annual interest on his $15 million loan obligation and a floating rate (currently 5%) on his cash collateral. If IJL borrows funds from Mr. Kellogg, a higher interest rate will be negotiated by the parties at that time.

COMPENSATION AND PLANS COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Kellogg, a member of the Compensation and Plans Committee, is Senior Partner and Chief Executive Officer of SLK which, through its Spear Leeds Kellogg and Troster Singer Divisions, provides execution services to the Company of certain transactions in listed and over-the-counter securities, respectively.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(a) (1) and (2)     Financial Statements and Schedules
                    ----------------------------------

  Consolidated Statements of Financial Condition as of
  September 30, 1998 and 1997 (audited)

  Consolidated Statements of Operations for the years ended
  September 30, 1998, 1997 and 1996 (audited)

  Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996 (audited)

  Consolidated Statements of Changes in Shareholders'
  Equity for the years ended September 30, 1998, 1997 and 1996 (audited)

  Notes to Consolidated Financial Statements (audited)

  Report of Independent Accountants

  Financial Statement Schedule:
      II - Valuation and Qualifying Accounts (audited)

All other schedules are omitted because they are not required, are not applicable, or because the required information is given in the consolidated financial statements or notes thereto.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


(2)(3) Exhibits:
---------
      (i) The following exhibits are filed as part of this report:

      Exhibit
      -------
             2 Agreement and Plan of Merger, dated as of October 27, 1998, by and between Wachovia Corporation and Interstate/Johnson Lane, Inc.

             3(a) Restated Certificate of Incorporation of Interstate
                  Securities, Inc. filed May 11, 1987

             3(b) Certificate of Amendment to the Restated Certificate of
                  Incorporation of Interstate Securities, Inc. filed October 17, 1988

             3(c) Certificate of Amendment to the Restated Certificate of
                  Incorporation of Interstate/Johnson Lane, Inc. filed February 14, 1997

             3(d) By-laws of Interstate/Johnson Lane, Inc.

            10(p) Note Purchase Agreement with The Northwestern Mutual Life
                  Insurance Company

            10(q) Schedule No. 2 to ADP Master Services Agreement

            10(r) IJL Financial Center Lease Agreement

            10(s) Resurgens Plaza Lease Agreement

            10(t) Stock Option Agreement, dated as of October 27, 1998, by and between Wachovia Corporation and Interstate/Johnson Lane, Inc.

            21    Subsidiaries

            23    Consent of Independent Accountants

      (ii) The following exhibits have been previously filed:

            4(a) Specimen Certificate of Common Stock, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           10(a) 1985 Incentive Stock Option Plan, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.*

           10(b) Interstate Securities Corporation Profit-Sharing and Capital Accumulation Plan and Trust, Amended and Restated as of October 1, 1984, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.*

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


(ii)  Exhibits previously filed, continued:

           10(c) Interstate Securities Corporation Employee Stock Ownership and PAYSOP Plan and Trust, Amended and Restated as of October 1, 1984, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.*

           10(d) Lease Agreement dated January 27, 1981, between Interstate and JACMABRUTER, a North Carolina partnership, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           10(e) Lease Agreement dated October 21, 1983, between Interstate and NCNB National Bank of North Carolina, co-trustee (u/w of Walter H. Hook, Sr. and u/a Walter W. Hook, Jr.), incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           10(f) Ominbus Account Agreement dated May 1, 1984, between Interstate and Pershing Futures, a Division of Donaldson, Lufkin & Jenrette Securities Corporation, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           10(g) Financial Information Service Agreement dated March 5, 1981, between Interstate and Quotron Systems, Inc., incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           10(h) Financial Data Base Services Agreement dated December 3, 1984, between Interstate and Quotron Systems, Inc., incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           10(i) Form of Indemnity Agreement entered into between Interstate Securities, Inc. and each of its Directors and Officers, incorporated herein by reference to Form 10-K filed December 23, 1986.*

           10(j) Interstate/Johnson Lane, Inc. 1985 Non-qualified Stock Option Plan, incorporated herein by reference to Form 10-Q filed February 12, 1986.*

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

           10(k) Lease agreement dated October 9, 1987, between Interstate Securities, Inc., and Office On The Square Limited Partnership, a North Carolina limited partnership, incorporated herein by reference to Form 10-K filed December 2, 1988.

           10(l) Lease agreement dated January 25, 1990, between Interstate/Johnson Lane Corporation and RESURGENS PLAZA SOUTH ASSOCIATES, a Georgia general partnership, incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           10(m) Lease agreement dated December 30, 1991, between Interstate/Johnson Lane Corporation and ADP Financial Information Services, Inc., incorporated herein by reference to the Company's Form S-1 Registration Statement (Reg. No. 2-98424), which became effective on July 31, 1985.

           10(n) Lease agreement dated June 8, 1993, between Interstate/Johnson Lane Corporation and Vanguard / IJL Limited Partnership incorporated herein by reference to Form 10-K filed December 23, 1993.

           10(o) Amended Long-Term Incentive Plan of Interstate/Johnson Lane, Inc. as of October 21, 1997 incorporated herein by reference to Form 10-K filed herein by reference to Form 10-K filed December 23, 1997.*

----------
* Indicates a management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K
     -------------------
       There were no 8-K reports filed during the fourth quarter of fiscal year 1998.

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

      Interstate/Johnson Lane, Inc.
         Amended and Restated
         1987 Stock Award Plan                       Filed 09/13/91

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


      Interstate/Johnson Lane, Inc.
         Amended and Restated
         1985 Incentive Stock Option Plan            Filed 11/06/89

      Interstate/Johnson Lane, Inc.
         1985 Non-Qualified Stock Option Plan        Filed 11/06/89

      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim arises for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person in connection with the securities being registered), the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
   Interstate/Johnson Lane, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 41 present fairly, in all material respects, the financial position of Interstate/Johnson Lane, Inc. and Subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(1) and (2) on page 41 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Charlotte, North Carolina
October 30, 1998

                 SCHEDULE II -- Valuation and Qualifying Accounts
                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                                        Additions
                                           Balance       charged
                                             at          to costs                        Balance
                                         beginning         and                          at end of
         Description                     of period       expenses      Deductions         period
         -----------                    -----------    ------------    -----------      ---------
YEAR ENDED SEPTEMBER 30, 1998
Provision for real estate charges:
   Asset valuation accounts              $8,715,087                  $(5,442,496)A      $3,272,591
   Reserves                                 101,886          --            --              101,886

Reserves for uncollectible
client accounts: Asset
valuation accounts                          316,946         53,725       (62,959)B         307,712

Reserve for lease obligations                 8,934         81,618       (85,202)A           5,350

YEAR ENDED SEPTEMBER 30, 1997
Provision for real estate charges:
   Asset valuation accounts              $8,534,826       $180,261          --          $8,715,087
   Reserves                                 101,886           --                           101,886

Reserves for uncollectible
client accounts: Asset
valuation accounts                          343,294         76,488      (102,836)B         316,946

Reserve for lease obligations                18,016         84,127       (93,209)A           8,934

YEAR ENDED SEPTEMBER 30, 1996
Provision for real estate charges:
   Asset valuation accounts              $7,433,789     $1,101,037          --          $8,534,826
   Reserves                                 250,000           --         (76,884)B         101,886
                                                                         (71,250)A
Reserves for uncollectible
client accounts: Asset
valuation accounts                          475,918        276,773      (409,397)B         343,294

Reserve for lease obligations                37,317         63,144       (82,445)A          18,016


A  - Payments charged to reserve
B  - Specific account charge-offs

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15d of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 1998.

                          INTERSTATE/JOHNSON LANE, INC.

                           BY: /s/ James H. Morgan
                               ________________________
                               James H. Morgan, President
                               Chief Executive Officer
                               Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                        Date
      ---------                       -----                        ----

/s/ James H. Morgan
------------------------   President, Chief Executive Officer,
James H. Morgan            Chairman of the Board of
                           Directors, and Director             December 23, 1998


/s/ Edward C. Ruff
------------------------   Executive Vice President, Chief
 Edward C. Ruff            Operating Officer, and Director     December 23, 1998


/s/ Lewis F. Semones, Jr.
-------------------------  Chief Financial Officer
 Lewis F. Semones, Jr      (Principal Financial Officer)       December 23, 1998


/s/ C. Fred Wagstaff, III
-------------------------  Assistant Vice President
  C. Fred Wagstaff, III    (Principal Accounting Officer)      December 23, 1998


/s/ J. Alex McMillan, III
-------------------------  Director                            December 23, 1998
  J. Alex McMillan, III

/s/ Dudley G. Pearson
------------------------   Director                            December 23, 1998
  Dudley G. Pearson

/s/ Grady G. Thomas, Jr.
------------------------   Director                            December 23, 1998
  Grady G. Thomas, Jr.

                                  EXHIBIT INDEX


Exhibit
Number                           Description of Exhibit
------                           ----------------------
  2 Agreement and Plan of Merger, dated as of October 27, 1998, by and between Wachovia Corporation and Interstate/Johnson Lane, Inc.

  3(a) Restated Certificate of Incorporation of Interstate Securities, Inc. filed May 11, 1987

  3(b) Certificate of Amendment to the Restated Certificate of Incorporation of Interstate Securities, Inc. filed October 17, 1988

  3(c) Certificate of Amendment to the Restated Certificate of Incorporation of Interstate/Johnson Lane, Inc. filed February 14, 1997

  3(d)            By-laws of Interstate/Johnson Lane, Inc.

 10(p)            Note Purchase Agreement with The Northwestern Mutual Life
                  Insurance Company

 10(q)            Schedule No. 2 to ADP Master Services Agreement

 10(r)            IJL Financial Center Lease Agreement

 10(s)            Resurgens Plaza Lease Agreement

 10(t)            Stock Option Agreement, dated as of
                  October 27, 1998, by and between Wachovia
                  Corporation and Interstate/Johnson Lane,
                  Inc.


 21               Subsidiaries

 23               Consent of Independent Accountants