Form 10-Q
period 1998-12-31
INTERSTATE JOHNSON LANE INC
filed 1999-02-16
CIK 771296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998

                            OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to _______________

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

  IJL Financial Center, 201 North Tryon Street, Charlotte, North Carolina 28202 (Address of principal executive offices, zip code)

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

Yes   X       No
   ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                             Outstanding at January 31, 1999
           -----                             -------------------------------
(Common stock, $.20 par value)                             6,619,597

                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES


                                      Index


                                                           Page Number

Part I. Financial Information

        Item 1. Financial Statements

                 Condensed Consolidated Statements of
                 Financial Condition--December 31, 1998
                 and September 30, 1998                               3

                 Condensed Consolidated Statements of
                 Operations--Three Months Ended
                 December 31, 1998 and 1997                           4

                 Condensed Consolidated Statements of
                 Cash Flows--Three Months Ended
                 December 31, 1998 and 1997                           5

                 Notes to Condensed Consolidated Financial
                 Statements                                           6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations       11


Part II.         Other Information

        Item 1.  Legal Proceedings                                   14

        Item 6.  Exhibits and Reports on Form 8-K                    14

                                                            INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                                                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                               (Unaudited)

                                                                                  (All dollars in thousands)
                                                                      December 31,          September 30,
                                                                         1998                   1998
                                                                  -------------------      -------------------
Assets
Cash and cash equivalents                                          $       31,308        $      34,307
Cash and securities segregated for
   regulatory purposes                                                     29,024                4,507
Loans under matched securities resale agreements                            4,129                4,194
Receivables:
  Financing resale agreements                                               9,536               38,178
  Clients                                                                 353,043              350,478
  Brokers, dealers and clearing agencies                                   20,575               23,289
  Other                                                                     8,191                6,259
Trading securities owned                                                  118,362              108,720
Related party secured demand note
  collateralized by marketable securities                                  15,000               15,000
Land, buildings, and improvements, net                                      3,568                3,593
Office facilities and equipment, net                                        9,407                9,060
Goodwill and intangible assets                                             12,578               12,229
Other assets                                                               48,005               42,477
                                                                     -------------         ------------
                                                                   $      662,726        $     652,291
                                                                     =============         ============

Liabilities and Shareholders' Equity
Short-term borrowings:
  Checks payable                                                   $       26,463        $      18,855
  Financing repurchase agreements                                          51,505               50,975
Borrowings under matched securities repurchase agreements                   4,050                4,085
Payables:
  Clients                                                                 350,763              312,937
  Brokers and dealers                                                      13,137               10,916
  Other                                                                     6,286                6,488
Accrued compensation and benefits                                          15,111               38,029
Securities sold but not yet purchased                                      10,814               41,787
Notes payable                                                               3,250                3,295
Other liabilities and accrued expenses                                     36,860               30,352
                                                                     -------------         ------------
                                                                          518,239              517,719
                                                                     -------------         ------------
Minority interests                                                              1                   12
                                                                     -------------         ------------
Long-term debt:
      Senior secured note                                                  16,000               16,000
      Related party secured demand note                                    15,000               15,000
                                                                     -------------         ------------
                                                                           31,000               31,000
                                                                     -------------         ------------
                                                                          549,240              548,731
                                                                     -------------         ------------


      Common stock                                                          1,433                1,433
      Additional paid-in-capital                                           39,317               37,550
      Retained earnings                                                    80,524               77,377
                                                                     -------------         ------------
                                                                          121,274              116,360
      Less:  treasury stock, at cost                                       (7,788)             (12,800)
                                                                     -------------         ------------
            Total shareholders' equity                                    113,486              103,560
                                                                     -------------         ------------
                                                                   $      662,726        $     652,291
                                                                     =============         ============


 The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     Page 3




                                                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (Unaudited)


                                                For the Three Months
                                                 Ended December 31,
                                             (All dollars in thousands)
                                                        1998                       1997
                                                ------------------          ----------------------

Revenues:
        Agency commissions                          $       30,534           $        27,998
        Principal transactions:
             Sales credits                                  16,693                    17,787
             Trading gains, net                                851                     1,670
        Investment banking and underwriting                  1,879                     2,237
        Asset management and advisory                        5,818                     4,358
        Interest                                            11,401                     9,132
        Other                                                3,487                     2,201
                                                      -------------            --------------
Total revenues                                              70,663                    65,383
        Interest expense                                     5,807                     5,319
                                                      -------------            --------------
Net revenues                                                64,856                    60,064
                                                      -------------            --------------
Expenses:
        Compensation and benefits                           43,439                    40,775
        Technology and telephone                             4,958                     4,744
        Occupancy                                            2,724                     2,444
        Execution, clearance and depository                  1,318                     1,142
        Promotion and development                            2,743                     2,230
        Professional services                                1,407                     1,304
        Printing, postage and supplies                       1,250                     1,281
        Other operating expenses                             1,654                     1,466
                                                      -------------            --------------
Total expenses                                              59,493                    55,386
                                                      -------------            --------------

Income before income taxes                                   5,363                     4,678

Income tax expense                                           1,823                     1,731
                                                      -------------            --------------

Net Income                                          $        3,540           $         2,947
                                                      =============            ==============

Earnings per share:
        Basic                                       $         0.55           $          0.50
                                                      =============            ==============

        Diluted                                     $         0.49           $          0.45
                                                      =============            ==============

Weighted average shares:
        Basic                                            6,378,710                 5,939,523
                                                      =============            ==============

        Diluted                                          7,266,908                 6,565,615
                                                      =============            ==============



        The accompanying notes are an integral part of the condensed consolidated financial statements.


                                     Page 4



                       INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the three months ended December 31,
                                          (Unaudited)


                                                                                  (All dollars in thousands)
                                                                                   1998              1997
                                                                               -----------       ----------

Cash flows from operating activities:
-------------------------------------
Net income                                                                      $      3,540      $    2,947
                                                                                  -----------       ---------
Adjustments to reconcile net income to cash provided
  by operating activities:
   Depreciation and amortization                                                       1,099           1,427
   Other non-cash items                                                                  137             354
                                                                                  -----------       ---------
                                                                                       1,236           1,781
                                                                                  -----------       ---------
Changes in operating assets and liabilities:
Cash and  securities segregated for
    regulatory purposes                                                              (24,517)         39,500
Loans under matched securities resale and repurchase agreements, net                      30              77
Client receivables and payables, net                                                  35,261         (19,688)
Brokers, dealers and clearing receivables and payables, net                            4,935            (737)
Other receivables                                                                     (1,932)            284
Trading securities owned, net                                                        (40,615)        (70,289)
Other assets                                                                          (6,042)         (5,003)
Accrued compensation and benefits                                                    (22,918)         (9,695)
Other liabilities and accrued expenses                                                10,051            (788)
                                                                                  -----------       ---------
                                                                                     (45,747)        (66,339)
                                                                                  -----------       ---------
                        Cash used by operating activities                            (40,971)        (61,611)
                                                                                  -----------       ---------

Cash flows from financing activities:
-------------------------------------
Proceeds from (repayment of ):
   Short-term bank borrowings                                                          7,608          (2,264)
   Borrowings under financing repurchase and resale agreements, net                   29,172          76,401
   Notes payable                                                                         (45)          2,784
Stock options exercised                                                                2,756              (8)
Purchase of stock for treasury                                                             -            (685)
Dividends paid                                                                          (392)           (305)
                                                                                  -----------       ---------

                        Cash provided by financing activities                         39,099          75,923
                                                                                  -----------       ---------

Cash flows from investing activities:
-------------------------------------
Capital expenditures                                                                  (1,127)         (5,325)
                                                                                  -----------       ---------
                        Cash used by investing activities                             (1,127)         (5,325)
                                                                                  -----------       ---------

Net increase (decrease) in cash and cash equivalents                                  (2,999)          8,987
Cash and cash equivalents at beginning of period                                      34,307          24,685
                                                                                  -----------       ---------
Cash and cash equivalents at end of period                                      $     31,308      $   33,672
                                                                                  ===========       =========
Cash paid during the period for:
   Interest                                                                     $      6,109      $    5,069
   Income taxes                                                                 $      1,505      $    4,778


    The accompanying notes are an integral part of the condensed consolidated financial statements.


                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. Basis of Presentation:
   ----------------------

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

2. Net Capital Requirements:
   -------------------------

   As a registered broker-dealer and member of the New York Stock Exchange ("NYSE"), Interstate/Johnson Lane Corporation ("IJL"), the principal operating subsidiary of the Company, is subject to the Securities and Exchange Commission's uniform net capital rule. IJL has elected to operate under the alternative method of the rule, which prohibits a broker-dealer from engaging in any transactions when its "net capital" is less than 2% of its "aggregate debit balances" arising from customer transactions, as these terms are defined in the rule. The NYSE may also impose business restrictions on a member firm if its net capital falls below 5% of its aggregate debit balances. IJL is also subject to the Commodity Futures Trading Commission's minimum net capital requirement. As of December 31, 1998, IJL's net capital was 16% of its aggregate debit balances and approximately $51.4 million in excess of its minimum regulatory requirements.
                                     Page 6

                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. Commitments and Contingencies:
   ------------------------------

   Leases for office space and equipment are accounted for as operating leases. Approximate minimum rental commitments under noncancelable leases, some of which contain escalation clauses and renewal options, are as follows:

                                                                  Millions
                                                                  --------

            For the nine months ended September 30, 1999           $10.3

            For the fiscal year ended September 30,
                                  2000                               7.1
                                  2001                               5.2
                                  2002                               4.8
                                  2003                               4.1
                                  2004                               3.7
                                  Thereafter                        20.6
                                                                  -------
                                                                  $ 55.8



4. Legal Proceedings:
   ------------------

   The Company and subsidiaries are involved in certain litigation arising in the ordinary course of business. While some actions seek substantial damages, management believes, based upon discussion with counsel, that the outcome of this litigation will not have a material effect on the Company's consolidated financial position. The materiality of these legal matters to the Company's future consolidated operating results depends on the level of future consolidated results of operations as well as the timing and ultimate resolution of such legal matters.
                                     Page 7

                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Financial Instruments with Off-Balance-Sheet Risk:
   --------------------------------------------------

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

   Forward and futures contracts provide for the seller agreeing to make delivery of securities or other instruments at a specified future date and price. Risk arises from the potential inability of counterparties to honor contract terms and from changes in values of the underlying instruments. At December 31, 1998, IJL's commitments included forward purchase and sale contracts involving mortgage-backed securities with long market values of $37.3 million and short market values of $29.4 million, and futures purchase and sale contracts with long markets values of $383,000 and short market values of $12.0 million used primarily to hedge municipal bond trading inventories. While IJL may from time to time participate in the trading of some derivative securities for its clients, this trading is not a significant portion of IJL's business.

   IJL enters into resale agreements, whereby it lends money by purchasing U.S. government/agency or mortgage-backed securities from clients or dealers with an agreement to resell them to the same clients or dealers at a later date. Such loans are collateralized by the underlying securities, which are held in custody by IJL and may be converted into cash at IJL's option. In addition, IJL monitors the market value of the collateral and issues margin calls as necessary according to the creditworthiness of the borrower. Approximately 98% of all loans under securities resale agreements at December 31, 1998 were made to two counterparties.

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

6. Earnings Per Share:
   -------------------

   The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended
                                                   December 31,
                                       -------------------------------------
                                         1998                         1997
   Numerator:

   Net income - numerator for
     basic earnings per share -
     income available to common
     stockholders                      $3,539,726              $  2,947,492


   Numerator for diluted earnings
     per share - income available to
     common stockholders after
     assumed conversions                3,539,726                 2,947,492

   Denominator:

   Denominator for basic earnings
     per share - weighted-average
     shares                             6,378,710                 5,939,523

   Effect of dilutive securities:
         Employee stock options           212,636                   306,693
         Restricted common stock          138,282                   169,399
         Performance stock award          537,280                   150,000
                                        ----------               -----------

   Dilutive potential common shares       888,198                   626,092

   Denominator for diluted earnings
     per share - adjusted weighted-
     average shares and assumed
     conversions                        7,266,908                 6,565,615
                                        ==========                =========

   Basic earnings per share                 $0.55                     $0.50
                                        ==========                =========

   Diluted earnings per share               $0.49                     $0.45
                                        ==========                =========

                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. Subsequent Event:
   -----------------

   At a special meeting of the Company's shareholders on January 26, 1999, a majority of the Company's shareholders approved the agreement and plan of merger with Wachovia Corporation ("Wachovia") pursuant to which the Company will be merged with Wachovia. The transaction which is subject to approval by Board of Governors of the Federal Reserve System, as well as various other regulatory authorities, is expected to close in fiscal 1999.

                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General Business Environment
----------------------------

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


Liquidity and Capital Resources
-------------------------------

The Company's net cash position decreased $3.0 million for the quarter ended December 31, 1998. Operating activities consumed $41.0 million of cash, partly funded by $4.8 million of net income adjusted for depreciation and other non-cash charges. Financing activities provided $39.1 million of cash while capital expenditures used $1.1 million.

The Company's asset base consists primarily of cash, cash equivalents, and other assets which can be converted to cash within one year; at December 31, 1998 these assets comprised approximately 87% of the statement of financial condition. Day-to-day financing requirements generally are influenced by the level of securities inventories, net receivables from customers and broker-dealers, and net receivables under resale agreements. Significant incremental cash requirements also may occur from time to time in connection with payments under deferred compensation plans, repurchase of the Company's common stock, funding of new business unit activities, payment of dividends, and litigation settlements arising from normal business operations.

                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Liquidity and Capital Resources, continued
------------------------------------------

At December 31, 1998, the Company had $125 million of unused call loan financing available. In addition, the Company maintains credit lines of several hundred million dollars for collateralizing repurchase agreements with other financial institutions and has financed its customer receivables with customer payables for many years. Management believes that these resources, funds provided by operations, and permanent capital of shareholders' equity and long-term debt, will satisfy normal financing needs for the foreseeable future.

The Company's principal broker-dealer subsidiary, Interstate / Johnson Lane, Corporation ("IJL"), is subject to liquidity and capital requirements of the Securities and Exchange Commission, Commodity Futures Trading Commission, and The New York Stock Exchange, and consistently has operated well in excess of the minimum requirements. At December 31, 1998, IJL had net capital of $58.7 million, "excess net capital" of approximately $51.4 million, and a net capital ratio of 16%.


Results of Operations
---------------------

For the three months ended December 31, 1998, net revenues increased $4.8 million from the same quarter a year ago, while expenses, other than interest, increased $4.1 million. Net income of $3.5 million was up $593,000 or 20% from the results of the quarter ended December 31, 1997.

Overall, agency commissions increased $2.5 million, or 9% from the same quarter a year ago. Increases in option and commodities transactions, coupled with increased sales of annuities and life insurance products, contributed to the majority of the increase in the Private Client Group ("PCG") sector. Increased listed volume was the principal contributor to the growth in the institutional sector for the same period.

                  INTERSTATE/JOHNSON LANE, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued


Results of Operations, continued
--------------------------------

In principal business, sales credits decreased $1.1 million, or 6%, over the same period a year ago, due to a decline in sales of new equities and corporate bonds in the PCG sector and a decrease in sales of institutional sector mortgage-backed and government securities. Net trading gains decreased $819,000 or 49%, over the quarter last year primarily from a decline in profits from corporate bonds, government securities and mortgage backed securities, offset somewhat by increases in profits from tax exempt securities.

Investment banking fees and underwriting profits decreased $358,000, or 16% over the same quarter a year ago due to decrease in corporate finance fees offset by an increased level of managed underwritings and municipal syndicate trading. Asset management and advisory fees were up $1.5 million or 34% for the three month periods, due to the continued growth of asset-based fees charged retail clients in lieu of transaction-based commissions. Other income increased $1.3 million or 59% over the comparable quarter a year ago primarily as the result of the disposition of the Company's interest in certain real estate ventures and gains in various firm investments.

Interest revenues were up about $2.3 million, while interest expense increased $488,000, for the three month period ended December 31, 1998 compared to the corresponding period a year ago. The resultant increase of $1.8 million in net interest income for the three month period is due primarily to an increase in net interest earned on higher levels of client margin loans.

Compensation and benefits costs increased $2.7 million or 7% for the quarter December 31, 1998, due primarily to an increase in revenue-based commissions, profit-driven incentives, and annual employee salary increases as well as personnel investments in several revenue-producing areas. Occupancy increased $280,000 or 12% due mainly to the relocation of corporate headquarters in the third quarter of fiscal 1998. Execution, clearance and depository costs increased $176,000 or 15% for the three-month period due primarily to the increase in listed transactions. Promotion and development costs increased $513,000 or 23% over the same three month period a year ago due to travel related costs associated with the increased revenue and an increase in charitable contributions. Other operating expenses were $188,000 or 13% higher for the quarter due mainly to an increase in transaction processing costs.

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings
-------------------------

   The Company and subsidiaries are involved in certain litigation arising in the ordinary course of business. While some actions seek substantial damages, management believes, based upon discussion with counsel, that the outcome of this litigation will not have a material effect on the Company's consolidated financial position. The materiality of these legal matters to the Company's future consolidated operating results depends on the level of future consolidated results of operations as well as the timing and ultimate resolution of such legal matters.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

      (a)   Exhibits - None


      (b)   Reports on Form 8-K

            There were no reports on Form 8-K filed for the three months ended December 31, 1998.

                          INTERSTATE/JOHNSON LANE, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          INTERSTATE/JOHNSON LANE, INC.
                                                   Registrant


      Signature                          Title                    Date



   /s/ JAMES H. MORGAN             President, Chief
-------------------------          Executive Officer,
     James H. Morgan               and Chairman of the
                                   Board of Directors         February 15, 1999





/s/ LEWIS F. SEMONES, JR.          Chief Financial Officer
--------------------------         (Principal Financial
  Lewis F. Semones, Jr.            Officer)                   February 15, 1999




/s/ C. FRED WAGSTAFF, III          Assistant Vice President
--------------------------         (Principal Accounting
  C. Fred Wagstaff, III            Officer)                   February 15, 1999